Form 10-Q
period 1998-04-30
FLOUR CITY INTERNATIONAL INC
filed 1998-06-29
CIK 1049049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549-1004



                                    FORM 10-Q

 (Mark One)

    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---   SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended April 30, 1998
                                              --------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---   SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ___ to ___

                          Commission file number 0-23789
                                                 -------


                        FLOUR CITY INTERNATIONAL, INC.
                        ------------------------------
             (Exact name of registrant as specified in its charter)

                 Nevada                         62-1709152
                 ------                         ----------
      (State of Incorporation)     (I.R.S. Employer Identification No.)

          915 Riverview Drive, Suite One, Johnson City, TN 37620
          ------------------------------------------------------
               (Address of principal executive offices, zip code)

                                 (423) 928-2724
                                 ---------------
              (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days. Yes      No X
                                                     ---     ---

        Common stock 6,124,539 shares outstanding at June 1, 1998
        ---------------------------------------------------------

                       FLOUR CITY INTERNATIONAL, INC.
                                     INDEX
-------------------------------------------------------------------------------

                                                                                         PAGE NO.
                                                                                         --------
PART I.  FINANCIAL INFORMATION

            Item 1.     Financial Statements

                        Condensed Consolidated Statement of Income                           3

                        Condensed Consolidated Balance Sheet                                 4

                        Condensed Consolidated Statement of Cash Flows                       5

                        Notes to the Condensed Consolidated Financial Statements             6-7

            Item 2.     Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                            8-12

PART II.  OTHER INFORMATION

            Item 2.     Changes in Securities and Use of Proceeds                            13

            Item 5.     Other Information

                        Pro Forma Balance Sheet                                              14

            Item 6.     Exhibits and Reports on Form 8-K                                     15

SIGNATURES                                                                                   15


PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                             FLOUR CITY INTERNATIONAL, INC.
                                       CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (in thousands except per share amounts) (unaudited)

                                                                 Three Months Ended             Six Months Ended
                                                                     April 30                     April 30
                                                                     --------                     --------
                                                                1998            1997           1998          1997
                                                                ----            ----           ----          ----
Revenues                                                      $  6,930       $  8,956       $ 13,391       $ 12,673
Cost of revenues                                                (4,569)        (5,053)        (7,910)        (7,359)
                                                              --------       --------       --------       --------
   Gross profit                                                  2,361          3,903          5,481          5,314
Selling, general and administrative expenses                    (1,573)        (1,639)        (2,953)        (2,599)
Non-cash stock compensation expense                                (18)           (18)           (35)           (23)
Amortization of negative goodwill                                  109            110            218            146
                                                              --------       --------       --------       --------
   Operating profit                                                879          2,356          2,711          2,838
Other income and expense:
   Interest income                                                  55             22             63             22
   Interest expense                                                 (5)            (4)           (22)           (12)
   Equity in income (loss) of unconsolidated affiliates              3             --            (65)            --
   Foreign exchanges gain (loss)                                   517             13           (357)            --
   Other income (expense)                                          (13)            58            201             92
                                                              --------       --------       --------       --------
Income before income taxes and minority interests                1,436          2,445          2,531          2,940
Income taxes                                                      (103)          (535)          (389)          (685)
Minority interest in income of consolidated subsidiaries            --             --             --              6
                                                              --------       --------       --------       --------
   Net income                                                 $  1,333       $  1,910       $  2,142       $  2,261
                                                              ========       ========       ========       ========

Earnings per common share (basic)                             $   0.35       $   0.48       $   0.55       $   0.57
Earnings per common share (diluted)                           $   0.31       $   0.44       $   0.50       $   0.52
                                                              ========       ========       ========       ========

            See Notes to Condensed Consolidated Financial Statements

                               FLOUR CITY INTERNATIONAL, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEET
                                       (in thousands)

                                                                  April 30, 1998  October 31, 1997
                                                                  --------------  ----------------
                                                                   (unaudited)
                                         Assets
Cash and cash equivalents                                           $    133       $    342
Restricted cash                                                        2,539          3,046
Accounts receivable, net (note 2)                                     10,016         13,402
Claims receivable                                                      3,790             --
Costs and estimated earnings in excess of
   billings on uncompleted contracts                                     286            774
Notes receivable                                                       1,395          1,395
Deferred income taxes                                                    496            697
Other current assets                                                     609            444
                                                                    --------       --------
   Total current assets                                               19,264         20,100
Property, plant and equipment, net                                       501            455
Receivable from joint ventures                                           452            177
Investment in joint ventures                                             193            193
Other assets                                                             217            158
                                                                    --------       --------
   Total assets                                                     $ 20,627       $ 21,083
                                                                    ========       ========

                          Liabilities and stockholders' equity
Accounts payable                                                    $  2,178       $  3,262
Bank borrowings                                                          388            463
Accrued expenses                                                         750            770
Billings in excess of cost and estimated earnings
   on uncompleted contacts                                             5,008          5,857
Advance from shareholders and directors                                   44            148
Income taxes payable                                                     388            507
Joint venture corporation capital contribution payable                    28            297
Other current liabilities                                                 90            285
                                                                    --------       --------
   Total current liabilities                                           8,874         11,589
Negative goodwill                                                      1,603          1,821
Commitments and contingencies (note 3)
Stockholders' equity:
Preferred stock par value $.0001; authorized 5,000,000
   shares; issued and outstanding -0- shares                              --             --
Common stock par value $.0001; authorized 50,000,000
   shares; issued and outstanding 4,252,380 and
   30,516,667 shares at April 30, 1998 and
   October 31, 1997 (notes 4 and 5)                                        1              3
Additional paid-in capital (notes 4 and 5)                               343            529
Retained earnings                                                      8,966          6,824
Unearned compensation                                                   (252)          (287)
Deferred foreign currency translation adjustment                       1,092            792
Stock subscription receivable                                             --           (188)
                                                                    --------       --------
   Stockholders' equity                                               10,150          7,673
                                                                    --------       --------
      Total liabilities and stockholders' equity                    $ 20,627       $ 21,083
                                                                    ========       ========



            See Notes to Condensed Consolidated Financial Statements

                               FLOUR CITY INTERNATIONAL, INC.
                       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands) (unaudited)

                                                                   Six Months Ended April 30,
                                                                   -------------------------
                                                                     1998           1997
                                                                   -------         -----
Cash flows from operating activities:
   Net income                                                        2,142         2,261
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                                        63             2
   Provision for doubtful accounts                                     159            --
   Non-cash compensation expense                                       (35)          (23)
   Deferred income taxes                                               200           128
   Equity in income of joint ventures                                  (65)           --
Changes in operating assets and liabilities net of effects of acquisitions:
   Restricted cash                                                     503         2,058
   Accounts receivable                                               3,216          (196)
   Claims receivable                                                (3,790)           --
   Receivable from joint ventures                                     (275)            7
   Costs and estimated earnings in excess of
      billings on uncompleted contracts                                487           227
   Accounts payable and accrued expenses                              (847)        1,041
   Billings in excess of costs and estimated earnings
      on uncompleted contracts                                        (849)       (1,781)
   Income taxes payable                                               (118)           --
   Amounts due to directors                                           (104)           --
   Other                                                              (409)          956
                                                                   -------       -------
      Net cash provided by operations                                  278         4,680
                                                                   -------       -------
Cash used in investing activities:
     Purchases of property, plant and equipment                       (139)         (114)
     Contributions to joint ventures                                  (269)          (64)
                                                                   -------       -------
          Net cash used in investing activities                       (408)         (178)
                                                                   -------       -------
Cash used in financing activities:
     Decrease in bank borrowings                                       (75)         (416)
                                                                   -------       -------
          Net cash used in financing activities                        (75)         (416)
Effect of exchange rate changes on cash                                 (4)           43
                                                                   -------       -------
Net increase (decrease) in cash and cash equivalents                  (209)        4,129
Cash and cash equivalents at beginning of period                       342         1,401
                                                                   -------       -------
Cash and cash equivalents at end of period                         $   133       $ 5,530
                                                                   =======       =======
Supplemental cash flow information:
   Interest paid during the period                                 $    23       $     5
   Taxes paid during the period                                    $   396       $    --
                                                                   =======       =======


            See Notes to Condensed Consolidated Financial Statements

                         FLOUR CITY INTERNATIONAL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (in thousands except share and per share amounts) (unaudited)

1.  GENERAL

The condensed consolidated financial statements include the accounts of Flour City International, Inc. and its wholly owned and majority owned subsidiary companies after elimination of material intercompany accounts and transactions. Less than majority owned affiliates over which the Company exercises significant influence are accounted for as equity investments. Less than twenty percent owned affiliates over which the Company cannot exercise significant influence are carried at cost.

When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules, and notes for the year ended October 31, 1997, included in the Company's amended Registration Statement on Form S-1 filed on May 21, 1998, (Commission Registration Number 333-43793).

On May 28, 1998, the Company completed the issuance of 2,000,000 shares of common stock through an initial public offering resulting in net proceeds after estimated expensed of approximately $13,625. (See note 5, Subsequent Events.)

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to contracts, litigation, and contingencies, based on current available information. Changes in facts and circumstances may result in revised estimates. In the opinion of management, the Condensed Consolidated Financial Statements include all material adjustments necessary to present fairly the Company's financial position, results of operations, and cash flows. Such adjustments are of a normal recurring nature. The Company's construction projects are awarded in a competitive bidding process. Due to the nature of the process the Company has experienced significant delays in project awards which have caused substantial variations in quarterly results. The results for this interim period are not necessarily indicative of results for the entire year or any other interim period.

2.  ACCOUNTS AND NOTES RECEIVABLE, NET

Accounts and notes receivable are net of allowance for doubtful accounts of $790 and $778 at April 30, 1998, and October 31, 1997, respectively. In accordance with terms of long-term contracts, customers withhold certain percentages of billings until completion and acceptance of the contracts. Final payments of all such amounts withheld which might not be received within a one-year period from April 30, 1998, and October 31, 1997, are $4,627 and $2,825 respectively. In conformity with trade practice, however, the full amount of accounts receivable has been included in current assets. Notes receivable consists of a $1,395 note from Armco, Inc. (Armco) related to contracts assumed when the Company acquired Flour City Architectural Metals, Inc. (FCAM) from Armco.

3.  COMMITMENTS AND CONTINGENCIES

As of April 30, 1998, the Company had a total of $2,033 in performance guarantees outstanding in relation to construction contracts in progress in Thailand and Hong Kong.

The Company is a party to legal proceedings incidental to its business. In one case, the Company filed suit against a subcontractor for non-performance in the amount of approximately $1,400 and the subcontractor has filed a counterclaim against the Company in the amount of approximately $1,700. There is currently no scheduled date for the commencement of trial. FCAM was named as a party to certain environmental actions, which arose prior to the Company's purchase of FCAM from Armco. Armco, pursuant to the sale agreement, agreed to defend, indemnify, and hold harmless the Company in connection with these actions. In the opinion of management, any ultimate liability with respect to these actions and other litigation to which the Company is a party will not have a material effect on the Company's financial position, results of operations or cash flows.

4.  STOCKHOLDERS' EQUITY

On February 24, 1998 the Board of Directors declared a 1 for 7 reverse stock split effective May 11, 1998. All per share and weighted average share information has been restated to reflect the effect of such stock split. (See note 5, Subsequent Events.)

5.  SUBSEQUENT EVENTS

On May 28, 1998, the Company completed the registration and issuance of 2,000,000 shares of the Company's $0.0001 par value common stock resulting in net proceeds after deducting estimated issuance costs of approximately $13,625. The proceeds of the offering will be used to establish or acquire an interest in a fabrication facility in the People's Republic of China, capital expenditures in connection with a joint venture in Mexico, capital expenditures at its Johnson City, Tennessee fabrication facility, working capital and general corporate purposes. In addition, increased stockholders' equity resulting from the offering will allow the Company to secure more and larger bonding facilities. Pending the application of the net proceeds the Company intends to invest the net proceeds in short-term, interest-bearing, investment grade securities. Additional paid-in capital will be increased by approximately $13,625 and common stock will be increased by a de minimus amount. (Part II, Item 5, of this Quarterly Report on Form 10-Q sets forth a pro forma condensed consolidated balance sheet giving effect to the issuance of the Company's common stock.)

6.     FOREIGN EXCHANGE

Almost all of the foreign currency transaction gains and losses recognized in income to date relate to the baht denominated Empire Towers project located in Bangkok, Thailand. As of April 30, 1998, the Company had filed acknowledged claims totaling $3,790 to recoup losses resulting from the devaluation of the baht. At April 30, 1998, the total amounts due to the Company under the Empire Towers contract (including exchange loss claims) are the baht-equivalent of $5,445. (See "Factors That May Affect Future Results" in "Management's Discussion And Analysis Of Financial Condition And Results Of Operations.")

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

            Flour City International, Inc. (the Company), a Nevada corporation existing under a charted granted in 1987, is a worldwide leader in the design, fabrication and installation of custom exterior wall systems (known as "curtain wall") used in the construction of a wide range of commercial and governmental buildings. The Company works closely with architects, general contractors and owners/developers in the development and construction of highly recognizable mid-rise and high-rise office buildings, public-use buildings such as courthouses and airport terminals and other well-known landmark buildings and uniquely designed structures.

            The Company's principal operating subsidiaries are Flour City Architectural Metals, Inc., a Delaware corporation (FCAM), and Flour City Architectural Metals (Pacific) Limited (FCAM Pacific), a British Virgin Islands corporation. FCAM was initially formed in 1893 under the name Flour City Ornamental Iron Company as a specialty metals fabricator for the architectural industry, and was a subsidiary of Armco, Inc. (Armco) immediately prior to the merger. FCAM Pacific was formerly known as Hockley International Limited, an independent corporation.

            THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE SECTION BELOW ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS" SETS FORTH AND INCORPORATES BY REFERENCE CERTAIN FACTORS THAT COULD CAUSE ACTUAL FINANCIAL RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM THESE STATEMENTS.

RESULTS OF OPERATIONS

QUARTER ENDED APRIL 30, 1998 COMPARED TO QUARTER ENDED APRIL 30, 1997

            Revenues. Revenues decreased by 22.6% from $8,956 to $6,930 in the second quarter ended April 30, 1998, from the second quarter ended April 30, 1997. Revenues generated by projects in North America decreased by 28.2% from $6,370 to $4,575 in the second quarter ended April 30, 1998 from the second quarter ended April 30, 1997. Revenues generated by projects in Asia decreased 8.9% from $2,586 to $2,355 in the second quarter ended April 30, 1998 from the second quarter ended April 30, 1997. The decline in revenues is typical of the cyclical nature of the Company's business, reflecting the simultaneous completion phase of a number of older projects and startup phase of newer projects.

            Gross Profit. Gross profits declined 39.5% from $3,903 to $2,361 in the second quarter ended April 30, 1998, from the second quarter ended April 30, 1997. Gross margin as a percent of revenues decreased 9.5% from 43.6% to 34.1% in the second quarter ended April 30, 1998, from the second quarter ended April 30, 1997. The decline in gross margins is primarily due to a decline in mix of projects in startup and completion phases versus projects in operating phase.

            Selling, General and Administrative Expenses. Selling, general and administrative expenses were slightly lower in the second quarter ended April 30, 1998, compared to the second quarter ended April 30, 1997, declining to $1,573 from $1,639 for the respective periods. Selling, general and administrative expenses as a percent of revenues increased to 22.7% as compared to 18.3% for the same periods. The Company's selling, general and administrative expenses are incurred to support current and anticipated business levels and are by design relatively insensitive to short-term changes in revenues.

            Foreign Currency Exchange Gains and Losses. Foreign exchange gains increased to $517 for the second quarter ended April 30, 1998, compared to $13 in the second quarter ended April 30, 1997, due to fluctuations in the exchange rate of the Thai baht. To the extent that foreign currencies strengthen or weaken against the U.S. dollar and the extent to which the Company's long-term contracts are denominated in foreign currencies, the Company will continue to experience translation and transaction gains and losses.

            Income Taxes. Income taxes decreased to $103 in the second quarter ended April 30, 1998, compared to $535 in the second quarter ended April 30, 1997. The decrease is attributable to a reduction in the mix of U.S. source income versus foreign source income. The Company's effective consolidated tax rate was 7.2% in the second quarter ended April 30, 1998, compared to 21.9% in the second quarter ended April 30, 1997. The effective tax rate on U.S. source income was approximately 32.4% in the second quarter ended April 30, 1998, compared to 30.7% in the second quarter ended April 30, 1997.

            Backlog. The Company's backlog increased to approximately $93,000 at April 30, 1998, from approximately $43,800 at January 31, 1998, and approximately $45,000 at October 31, 1997. The increase in backlog was due to the Company being awarded six new contracts, three in the U.S. and three outside the U.S.

SIX MONTHS ENDED APRIL 30, 1998 COMPARED TO SIX MONTHS ENDED APRIL 30, 1997

The Company's acquisition of FCAM was effective January 1, 1997, accordingly, 1997 results include the results of FCAM since that date.

            Revenues. Revenues increased by 5.7% from $12,673 to $13,391 in the six-month period ended April 30, 1998, compared to the same period of 1997 due to increased project activity. Revenues generated by projects in North America increased by 5.6% to from $7,864 to $8,305 in the six-month period ended April 30, 1998 compared to the same period of 1997. Revenues generated by projects in Asia increased by 5.8% from $4,809 to $5,086 in the six-month period ended April 30, 1998 compared to the same period of 1997.

            Gross Profit. Gross profit increased slightly from $5,314 to $5,481 in the six-month period ended April 30, 1998, compared to the same period of 1997 due to increased project activity in 1998 compared to a reduced level of activity in the same period of 1997. Gross profit margin as a percent of revenues decreased 1.0% from 41.9% to 40.9% in the six month period ended April 30, 1998, compared to the same period of 1997.

            Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 13.6% from $2,599 to $2,953 in the six-month period ended April 30, 1998 compared to the same period of 1997 due to increased costs associated with increased current and anticipated levels of business. Selling, general and administrative expenses as a percent of revenues increased to 22.1% as compared to 20.5% for the same periods.

            Foreign Currency Exchange Gains and Losses. Foreign exchange losses were $357 net of gains for the six-month period ended April 30, 1998. Net foreign exchange gains and losses were approximately zero in the same period of 1997. Practically all losses were due to fluctuations in the exchange rate of the Thai baht. To the extent that foreign currencies strengthen or weaken against the U.S. dollar, and the extent to which long-term contracts are denominated in foreign currencies, the Company will continue to experience translation and transaction gains and losses.

            Income Taxes. Income taxes decreased to $389 in the six-month period ended April 30, 1998, compared to $685 in the same period of 1997. The decrease is attributable to a reduction in the mix of U.S. source income versus foreign source income. The Company's effective consolidated tax rate was 15.4% in the six month period ended April 30, 1998, compared to 23.3% in the same period of 1997. The effective tax rate on U.S. source income was approximately 38.2% in the six-month period ended April 30, 1998, compared to 37.5% in the same period of 1997.

            Backlog. The Company's backlog increased to approximately $93,000 at April 30, 1998, from approximately $43,800 at January 31, 1998, and approximately $45,000 at October 31, 1997. The increase in backlog was due to the Company being awarded six new contracts, three in the U.S. and three outside the U.S.

LIQUIDITY AND CAPITAL RESOURCES

            Management expects that the Company will have sufficient liquidity to meet ordinary future short-term and long-term business needs. Sources of liquidity generally available to the Company include cash from operations, availability under its credit facility, cash and cash equivalents, and the issuance of capital stock.

            On May 28, 1998, the Company completed the registration and issuance of 2,000,000 shares of the Company's $0.0001 par value common stock resulting in net proceeds after deducting estimated issuance costs of approximately $13,625. The proceeds of the offering will be used to establish or acquire an interest in a fabrication facility in the People's Republic of China, capital expenditures in connection with a joint venture in Mexico, capital expenditures at its Johnson City, Tennessee fabrication facility, working capital and general corporate purposes.

Operating Activities

            Net cash flows from operating activities was $278 for the six months ended April 30, 1998, compared to $4,680 for the six months ended April 30, 1997. During the six months ended April 30, 1998, the U.S. dollar equivalent of $3,790 was recorded as a claim receivable on the Empire Towers project to compensate the Company for a reduction in the U.S. dollar equivalent of accounts receivable due to the devaluation of the Thai baht (see "Factors That May Effect Future Results").

Investing Activities

            During the six months ended April 30, 1998, the Company contributed $269 to the startup of a curtain-wall fabrication joint venture in the PRC compared to contributions of $64 in the same period of 1997.

            Expenditures for capital equipment during the six months ended April 30, 1998, totaled $139 compared to $114 for the same period of 1997. Capital expenditures for 1998 are expected to be approximately $8 million higher than those in 1997 due to planned increases in the Company's manufacturing and fabrication facilities.

Financing Activities

            The Company maintains a $1,300 commercial bank revolving line of credit that is used to provide letters of credit in connection with the importation of goods and overdraft facilities. At April 30, 1998, $388 of the line of credit was drawn. A pledge of Company assets and personal guarantees of certain officers secure the line of credit. As a result of the Company's public offering of 2,000,000 shares of its common stock, the Company intends to revise its cash management facilities and practices, including securing larger lines of credit and vacating personal guarantees. The $1,300 commercial bank revolving line of credit was scheduled to expire on April 30, 1998, but has been extended until mid-July 1998 when a replacement revolving line of credit at the same bank should be in place.

General

            The Company attempts to structure payment arrangements with its customers to match costs incurred under projects. To the extent the Company is not able to match costs, it relies on its cash reserves and its credit facility to meet its working capital needs. As of April 30, 1998, the Company had working capital of $10,390. The Company's public offering effective May 21, 1998, provided $13,625, of which approximately $5,600 will be used for working capital and general corporate purposes.

YEAR 2000 COMPLIANCE

            The Company believes that the software packages currently in use and expected to be in use prior to the year 2000 are year 2000 compliant. Other systems such as those in use by the Company's vendors, service providers, customers, or unconsolidated affiliates may not be year 2000 compliant. The Company does not expect that the financial impact of required modifications to the Company's software, if any, will be material to the Company's financial position, cash flows or results of operations in any given year.

EFFECT OF INFLATION

            During the past three years, the rate of inflation in many of the Asian countries in which the Company operates significantly exceeded that of the U.S. However, the Company generally has been able to reduce the impact of inflation on profitability by increasing the prices of its products and reducing operating costs. No assurance can be given that the Company will be able to minimize the impact of inflation on profitability in the future.

RECENTLY ISSUED ACCOUNTING STANDARDS

            Segment information -- In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which supersedes portions of SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 is effective for the Company commencing in its year ending October 31, 1999. Company management has not completely assessed the effects of SFAS No. 131 on its segment reporting, however, it does not currently believe that there will be significant changes from the information currently being reported.

            Comprehensive income -- In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which becomes effective for the Company commencing in its year ending October 31, 1999. Company management does not believe, based on current activities, that adoption of this statement will have a significant effect on its financial statements except to the extent that cumulative foreign currency translations are included in comprehensive income.

FACTORS THAT MAY AFFECT FUTURE RESULTS

            General. The Company has experienced in the past, and expects to experience in the future, substantial variations in its results of operations in any quarterly or annual reporting period as a result of numerous factors, many of which are out of the Company's control. The Company's operating results may vary because of: downturns in one or more segments of the construction industry; changes in economic conditions; the Company's failure to obtain or delays in awards of major projects; the cancellation or delay of major projects; or the Company's failure to timely replace projects that have been completed or are nearing completion. Any of these factors could cause the Company's results of operations to fluctuate significantly from period to period, including on a quarterly basis. The Company's projects are, and in the foreseeable future will continue to be, awarded by private or governmental entities in a competitive bidding process. Due to the nature of the bidding and award process, the Company has experienced, and in the future expects to experience, significant delays in project awards. These delays have caused and will continue to cause substantial variations in quarterly results. In addition, no assurance can be given that the timing of a project award will be consistent with the Company's expectations.

            The Company's results of operations are affected primarily by: the level of commercial and government sponsored building construction in its principal markets; the Company's ability to win project contracts and its accuracy in project cost estimating; the Company's success in utilizing its resources efficiently; the Company's ability to complete contracts in a timely and cost-effective manner; and the mix of domestic and international projects. The level of commercial building construction activity is affected by many factors such as local, regional, national and international economic and real estate conditions; interest rates; availability of financing; and office building occupancy rates in metropolitan areas in which the Company markets its services. The level of government sponsored construction activity is influenced by the levels of tax revenues, the need for new or upgraded public facilities such as airports or courthouses and government spending policies and initiatives designed to stimulate local or regional economies. The Company expects that publicly funded projects will continue to provide a significant portion of its revenues for the foreseeable future.

           Income Taxes. Prior to acquiring FCAM the Company was not subject to U.S. income tax and earned most of its income in jurisdictions with no or relatively low income tax rates. The Company believes that it will continue to earn a significant portion of its income outside of the U.S. and that the majority of its offshore income will not be subjected to U.S. income tax. As revenues from U.S. projects increase relative to revenues from international projects, the Company's overall tax rate will increase.

            Foreign Exchange Risks. The Company generally attempts to mitigate foreign exchange risk by entering into contracts providing for payment in U.S. dollars instead of the local currency wherever possible, nonetheless local currency must be used to pay for local labor, raw materials or other local country costs of operations. The Company currently has contracts denominated in the Hong Kong dollar, Thai baht and Philippine peso. Future contracts may be denominated in the currency of other countries. Materials and services to perform project contracts are procured globally. Aluminum extrusion is typically the largest material cost and is generally denominated in U.S. dollars. Glass purchases are generally denominated in U.S. dollars unless sourced locally in a foreign locale. The expenses associated with erection services are generally denominated in local currency. To the extent that foreign currencies weaken against the U.S. dollar, the Company will experience translation losses due to the revaluation of accounts payable, accounts receivable and other asset and liability accounts. The Company generally attempts to contract to secure compensation for devaluation of local currencies relative to the U.S. dollar. In these instances, although the Company may incur translation losses, the Company seeks to offset such losses by increases in the amount of local currency payable to the Company under contract so as to approximate the original U.S. dollar equivalent value of the contract. There can be no assurance that the Company will be successful in negotiating contracts with terms that maintain an U.S. dollar equivalency. Exchange rate fluctuations in local currency denominated contracts that do not have U.S. dollar equivalency could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

            Empire Towers Project. The Company has a contract for work to be performed on the Empire Towers project located in Bangkok, Thailand (the "Empire Towers Contract") which is denominated in Thai baht. Pursuant to a clause in the Empire Towers Contract, which provides protection for changes in government policy, the Company filed claims for change orders to recoup losses resulting from the devaluation of the baht and has reflected $3,790 of such claim as a receivable at April 30, 1998. In January 1998, the counterparty to the contract did not pay the amount billed on the scheduled payment date and requested that it be included in the final claim settlement. In March 1998, the counterparty acknowledged liability for the baht-equivalent of approximately $3,000, and agreed to pay such amount in installments beginning in March 1998 through June 1998. On April 2, 1998, the Company received an acknowledgment from the counterparty for an additional $686 to be paid by July 31, 1998. At April 30, 1998, the total amounts due to the Company under the Empire Towers Contract (including exchange loss claims) are the baht-equivalent of $5,445. As of June 10, 1998, the Company had collected the equivalent of $1,450 in relation to the claim for losses as a result of the baht devaluation. Management believes that all amounts due under the Empire Towers contract are collectable. However, in the event of non-payment, the Company may be required to seek recourse through legal or other proceedings in Thailand or other non-U.S. jurisdictions, which could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

            Political Uncertainties. One of the Company's manufacturing affiliates is located in the People's Republic of China (PRC) outside the Hong Kong Special Administrative Region. The Company intends to increase its manufacturing base elsewhere in Asia. Economic development in the area may be limited as well by the imposition of measures intended to control economic conditions, the inadequate development of an infrastructure and the potential unavailability of adequate transportation, adequate power and water supplies, satisfactory roads and communications and raw materials and parts. Changes in governmental policies, laws, regulations, or the interpretation thereof, or the imposition of restrictions on imports and sources of raw materials, increased taxes as well as general economic conditions including interest rates or rates of inflation could have a material adverse affect on the Company's financial position, results of operations, and cash flows.

PART II.  OTHER INFORMATION
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Information as of June 15, 1998, required by Item 701(f) of Regulation S-K is set forth below:

The Company's registration statement on Form S-1, commission file number 333-43793, for 2,000,000 shares of the Company's common stock was filed with the Commission and was declared effective on May 21, 1998. All of the shares offered to the public were sold by the termination date of May 28, 1998. The managing underwriters Van Kasper & Company have until July 5, 1998, to exercise an over-allotment of 300,000 shares. The aggregate price of the 2,000,000 shares was $16,000,000.

                               FLOUR CITY INTERNATIONAL, INC.
                                        COMMON STOCK
                          EXPENSES OF ISSUANCE AND USE OF PROCEEDS
                                     AS OF JUNE 15, 1998

                                                                                             (in thousands)
                Aggregate offering price of amount sold to date                              $     16,000
                                                                                              ------------
                Expenses of issuance:
                   Underwriters discount                                                             1,200
                   SEC registration fee                                                                  9
                   NASD filing fee                                                                       3
                   NASDAQ National Market listing fee                                                   67
                   Blue sky fees and expenses including legal fees                                      15
                   Printing costs                                                                      260
                   Registrar and Transfer Agent fees                                                     5  (note 1)
                   Legal fees and expenses                                                             370  (note 1)
                   Underwriters nonaccountable expense allowance                                       240
                   Accounting fees and expenses                                                        175  (note 1)
                   Miscellaneous                                                                        31  (note 1)
                                                                                              ------------
                      Total expenses of issuance                                                     2,375
                                                                                              ------------
                Net proceeds                                                                        13,625
                Use of proceeds:
                   Direct or indirect payment to directors,
                      officers, 10% owners, affiliates and others                                        - (note 2)
                   Proceeds used for construction of plant, building,
                      and facilities                                                                     - (note 2)
                   Proceeds used for purchase and installation of
                      machinery and equipment                                                            - (note 2)
                   Proceeds used for investment in joint ventures                                        - (note 2)
                   Proceeds used for working capital                                                     - (note 2)
                                                                                              ------------

                   Temporary investments in U.S. Government
                      securities, 1-A commercial paper,
                      and cash deposits                                                       $     13,625
                                                                                              ============


                Notes:
                1 - estimated as of June 15, 1998
                2 - none expended as of June 15, 1998

ITEM 5.  OTHER INFORMATION

The following balance sheet sets forth the effect of the Company's issuance and sale of 2,000,000 shares of its common stock. For pro forma presentation, cash and cash equivalents has been increased by the net proceeds of the offering, after deducting estimated expenses, of $13,625, common stock has been increased by a de minimus amount, and additional-paid-in capital has been increased by $13,625. There are no pro forma effects to the income statement due to the issuance of common stock. A pro forma cash flow statement would show an increase in cash provided by financing activities of $13,625.


                               FLOUR CITY INTERNATIONAL, INC.
                       PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
              GIVING EFFECT TO THE ISSUANCE OF 2,000,000 SHARES OF COMMON STOCK
                                    AS OF APRIL 30, 1998
                                 (in thousands) (unaudited)


                                                                As Reported    Adjustments     Pro Forma
                                                                -----------    -----------     ----------
                                       Assets
Cash and cash equivalents                                         $    133       $ 13,625       $ 13,758
Restricted cash                                                      2,539                         2,539
All other current assets                                            16,592                        16,592
                                                                  --------       --------       --------
   Total current assets                                             19,264         13,625         32,889
Property, plant and equipment, net                                     501                           501
Other assets                                                           862                           862
                                                                  --------       --------       --------
   Total assets                                                   $ 20,627       $ 13,625       $ 34,252
                                                                  ========       ========       ========

                        Liabilities and stockholders' equity
Current liabilities                                               $  8,874       $     --       $  8,874
Negative goodwill                                                    1,603                         1,603
                                                                  --------       --------       --------
Commitments and contingencies
Stockholders' equity:
Preferred stock                                                         --                            --
Common stock par value $.0001; authorized 50,000,000
   shares; issued and outstanding 4,252,380 shares
   at April 30, 1998 actual and 6,252,380 shares
   at April 30, 1998 pro forma                                           1             --              1
Additional paid-in capital                                             343         13,625         13,968
Retained earnings                                                    8,966                         8,966
Unearned compensation                                                 (252)                         (252)
Deferred foreign currency translation adjustment                     1,092                         1,092
                                                                  --------       --------       --------
   Stockholders' equity                                             10,150         13,625         23,775
                                                                  --------       --------       --------
      Total liabilities and stockholders' equity                  $ 20,627       $ 13,625       $ 34,252
                                                                  ========       ========       ========

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

      27.1 Financial Data Schedule

(b)   REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the quarter ended April 30, 1998.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of June 1998.




FLOUR CITY INTERNATIONAL, INC.


/s/ THOMAS P. SCULLY
-------------------------------
Thomas P. Scully
Interim Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
 NO.                            DESCRIPTION
-------                         -----------
27.1                            FINANCIAL DATA SCHEDULE