Form 10-Q
period 1998-07-31
FLOUR CITY INTERNATIONAL INC
filed 1998-09-14
CIK 1049049

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549-1004



                                     FORM 10-Q

(Mark One)

           X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---
               SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998
                                                  -------------
                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---
               SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from ___ to ___



                           Commission file number 0-23789
                                                  -------


                           FLOUR CITY INTERNATIONAL, INC.
                           ------------------------------
               (Exact name of registrant as specified in its charter)



               NEVADA                               62-1709152
         ------------------------     ------------------------------------
         (State of Incorporation)     (I.R.S. Employer Identification No.)

               915 Riverview Drive, Suite One, Johnson City, TN 37620
         -----------------------------------------------------------------
                 (Address of principal executive offices, zip code)

                                  (423) 928-2724
                ----------------------------------------------------
                (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                     ---      ---

            Common stock 6,267,539 shares outstanding at August 3, 1998

                           FLOUR CITY INTERNATIONAL, INC.
                                       INDEX
--------------------------------------------------------------------------------


                                                                       PAGE NO.
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Statement of Income                      3

              Condensed Consolidated Balance Sheet                            4

              Condensed Consolidated Statement of Cash Flows                  5

              Notes to the Condensed Consolidated Financial Statements      6-7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    8-12

PART II. OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds                      13

     Item 6.  Exhibits and Reports on Form 8-K                               14

SIGNATURES                                                                   14

EXHIBITS                                                                     15

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           FLOUR CITY INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED STATEMENT OF INCOME
                (in thousands except per share amounts)  (unaudited)

                                                                         Three Months Ended             Nine Months Ended
                                                                               July 31                       July 31
                                                                         -------------------          ---------------------
                                                                       1998             1997           1998            1997
                                                                       ----             ----           ----            ----
Revenues                                                               $ 10,004       $ 12,198       $ 23,395       $ 24,871
Cost of revenues                                                         (7,125)        (6,766)       (15,035)       (14,125)
                                                                       --------       --------       --------       --------
   Gross profit                                                           2,879          5,432          8,360         10,746
Selling, general and administrative expenses                             (1,937)        (1,795)        (4,890)        (4,394)
Non-cash stock compensation expense                                         (11)           (17)           (46)           (40)
Amortization of negative goodwill                                           110            109            328            255
                                                                       --------       --------       --------       --------
   Operating profit                                                       1,041          3,729          3,752          6,567
Other income and expense:
   Interest income                                                          155             48            218             70
   Interest expense                                                         (12)           (13)           (34)           (25)
   Equity in income (loss) of unconsolidated affiliates                      26              -            (39)             -
   Foreign currency transaction losses                                      (74)          (637)          (431)          (637)
   Other income                                                              39             76            240            168
                                                                       --------       --------       --------       --------
Income before taxes and minority interests                                1,175          3,203          3,706          6,143
Income taxes                                                               (248)          (770)          (637)        (1,455)
Minority interest in income of consolidated subsidiaries                      -              -              -              7
                                                                       --------       --------       --------       --------
   Net income                                                          $    927       $  2,433       $  3,069       $  4,695
                                                                       --------       --------       --------       --------
                                                                       --------       --------       --------       --------
Earnings per common share (basic)                                      $   0.16       $   0.69       $   0.69       $   2.69
Earnings per common share (diluted)                                    $   0.16       $   0.62       $   0.64       $   2.29
                                                                       --------       --------       --------       --------
                                                                       --------       --------       --------       --------

              See Notes to Condensed Consolidated Financial Statements

                           FLOUR CITY INTERNATIONAL, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEET
                                   (in thousands)

                                                                    July 31, 1998  October 31, 1997
                                                                    -------------  ----------------
                                                                     (unaudited)
                        Assets
                        ------
Cash and cash equivalents                                             $  15,099        $  342
Restricted cash                                                           4,517         3,046
Accounts receivable, net (note 2)                                        10,465        13,402
Claims receivable                                                           882           -
Costs and estimated earnings in excess of
   billings on uncompleted contracts                                      2,000           774
Notes receivable                                                          1,395         1,395
Deferred income taxes                                                       481           697
Other current assets                                                        478           444
                                                                      ---------     ---------
   Total current assets                                                  35,317        20,100
Property, plant and equipment, net                                          514           455
Receivable from joint ventures                                              721           177
Investment in joint ventures                                                563           193
Other assets                                                                 84           158
                                                                      ---------     ---------
   Total assets                                                       $  37,199     $  21,083
                                                                      ---------     ---------
                                                                      ---------     ---------
                Liabilities and stockholders' equity
                ------------------------------------
Accounts payable                                                      $   3,356     $   3,262
Bank borrowings                                                             500           463
Accrued expenses                                                            888           770
Billings in excess of cost and estimated earnings
   on uncompleted contacts                                                5,322         5,857
Advance from shareholders and directors                                     143           148
Income taxes payable                                                        336           507
Joint venture corporation capital contribution payable                       24           297
Other current liabilities                                                    15           285
                                                                      ---------     ---------
   Total current liabilities                                             10,584        11,589
Negative goodwill                                                         1,493         1,821
Commitments and contingencies (note 4)
Stockholders' equity:
Preferred stock par value $.0001; authorized 5,000,000
   shares; issued and outstanding -0- shares.                                 -             -
Common stock par value $.0001; authorized 50,000,000
   shares; issued 6,264,469 and 30,516,667 shares at
   July 31, 1998 and October 31, 1997 (note 5)                                1             3
Additional paid-in capital (note 5)                                      14,908           529
Retained earnings                                                         9,894         6,824
Unearned compensation                                                      (141)         (287)
Deferred foreign currency translation adjustment                            460           792
Stock subscription receivable                                                 -          (188)
                                                                      ---------     ---------
   Stockholders' equity                                                  25,122         7,673
                                                                      ---------     ---------
      Total liabilities and stockholders equity                       $  37,199     $  21,083
                                                                      ---------     ---------
                                                                      ---------     ---------


              See Notes to Condensed Consolidated Financial Statements

                           FLOUR CITY INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands)  (unaudited)

                                                                                     Nine Months Ended July 31
                                                                                     -------------------------
                                                                                         1998           1997
                                                                                         ----           ----
Cash provided by operating activities:
   Net income                                                                         $  3,069       $  4,695
   Adjustments to reconcile net income to
   net cash provided by operating activities
      Depreciation and amortization                                                       (195)          (221)
      Provision for doubtful accounts                                                      147             -
      Non-cash compensation expense                                                         46             40
      Deferred income taxes                                                                216            519
   Changes in operating assets and liabilities
   net of effects of acquisitions
      Increase in restricted cash                                                       (1,471)           (65)
      Decrease (increase) in accounts receivable                                         2,600         (3,219)
      Increase in claims receivable                                                       (882)            -
      Increase in costs and estimated earnings in excess of billings                    (1,226)        (2,442)
      Increase in receivable from joint ventures                                          (544)           (96)
      Increase in accounts payable                                                          94          4,226
      Increase (decrease) in accrued expenses                                              118            (51)
      Decrease in billings in excess of cost and estimated earnings                       (535)        (3,962)
      Increase (decrease) in advance from shareholders and directors                        (5)            35
      Increase (decrease) in Income taxes payable                                         (171)           485
      Other                                                                               (827)         1,070
                                                                                      --------       --------
         Net cash provided by operating activities                                         434          1,014
                                                                                      --------       --------
Cash used in investing activities:
   Purchases of property, plant and equipment                                             (152)          (171)
   Investments in joint ventures                                                          (370)          (273)
                                                                                      --------       --------
      Net cash used in investing activities                                               (522)          (444)
                                                                                      --------       --------
Cash provided by financing activities:
   Net increase in short-term debt                                                          37            292
   Dividends paid                                                                            -           (109)
   Proceeds from issuance of common stock                                               14,666             -
                                                                                      --------       --------
      Net cash provided by financing activities                                         14,703            183
Effect of exchange rates on cash                                                           142            (38)
                                                                                      --------       --------
   Net increase in cash and cash equivalents                                            14,757            715
Cash and cash equivalents at beginning of period                                           342          1,401
                                                                                      --------       --------
Cash and cash equivalents at end of period                                            $ 15,099       $  2,116
                                                                                      --------       --------
                                                                                      --------       --------
Supplemental cash flow information:
   Interest paid during the period                                                    $     30       $     20
   Taxes paid during the period                                                       $    586       $    243
                                                                                      --------       --------
                                                                                      --------       --------

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

     On May 28, 1998, the Company completed the issuance of 2,000,000 shares of common stock through an initial public offering resulting in net proceeds after estimated expenses of approximately $13,625. On July 9, 1998, the Company's underwriters exercised their over-allotment option with respect to 143,000 shares resulting in net proceeds of approximately $1,041. (See note 5, Stockholders' Equity.)

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to contracts, litigation, and contingencies, based on current available information. Changes in facts and circumstances may result in revised estimates. In the opinion of management, the Condensed Consolidated Financial Statements include all material adjustments necessary to present fairly the Company's financial position, results of operations, and cash flows. Such adjustments are of a normal recurring nature. The Company's construction projects are awarded in a competitive bidding process. Due to the nature of the process the Company has experienced and may continue to experience significant delays in project awards which have caused and may continue to cause substantial variations in quarterly results. The results for this interim period are not necessarily indicative of results for the entire year or any other interim period.

2. ACCOUNTS AND NOTES RECEIVABLE, NET

     Accounts and notes receivable are net of allowance for doubtful accounts of $863 and $778 at July 31, 1998, and October 31, 1997, respectively. In accordance with terms of long-term contracts, customers withhold certain percentages of billings until completion and acceptance of the contracts. Final payments of all such amounts withheld which might not be received within a one-year period from July 31, 1998, and October 31, 1997, are $4,906 and $2,825 respectively. In conformity with trade practice, however, the full amount of accounts receivable has been included in current assets.
Notes receivable consists of a $1,395 note from Armco, Inc. (Armco) related to contracts assumed when the Company acquired Flour City Architectural Metals, Inc. (FCAM) from Armco.

3. INVESTMENT IN JOINT VENTURES

     During the third quarter ended July 31, 1998, the Company formed a joint venture in the Philippines to perform on two projects in Manila. The Company contributed $200 as an initial investment in the joint venture.

4. COMMITMENTS AND CONTINGENCIES

     As of July 31, 1998, the Company had a total of $2,033 in performance guarantees outstanding in relation to construction contracts in progress in Thailand and Hong Kong.

     The Company is a party to legal proceedings of the type normally associated with the Company's business and involving claims for damages. In one case, the Company filed suit against a subcontractor for non-performance in the amount of approximately $1,400 and the subcontractor has filed a counterclaim against the

Company in the amount of approximately $1,700. There is currently no scheduled date for the commencement of trial. The aggregate claim amount of all outstanding litigation, including the above, is approximately $2.3 million. The Company believes it has meritorious defenses in these actions.

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

5. STOCKHOLDERS' EQUITY

     On February 24, 1998 the Board of Directors declared a 1 for 7 reverse stock split effective May 11, 1998. All per share and weighted average share information has been restated to reflect the effect of such stock split.

     On May 28, 1998, the Company completed the registration and issuance of 2,000,000 shares of the Company's $0.0001 par value common stock resulting in net proceeds after deducting estimated issuance costs of approximately $13,625. The proceeds of the offering will be used to establish or acquire an interest in a fabrication facility in the People's Republic of China, capital expenditures in connection with a joint venture in Mexico, capital expenditures at its Johnson City, Tennessee fabrication facility, working capital and general corporate purposes. In addition, increased stockholders' equity resulting from the offering will allow the Company to secure more and larger bonding facilities. On July 9, 1998, the Company's underwriters exercised their over-allotment option with respect to 143,000 shares resulting in net proceeds of approximately $1,041. Pending the application of the net proceeds the Company intends to invest the net proceeds in short-term, interest-bearing, investment grade securities. Additional paid-in capital was increased by approximately $14,666 and common stock was increased by a de minimus amount. Due to recent economic developments in the region, the Company has delayed its plans to increase its manufacturing base in Asia.

6. FOREIGN EXCHANGE

     Almost all of the foreign currency transaction gains and losses recognized in income to date relate to the baht denominated Empire Towers project located in Bangkok, Thailand. As of July 31, 1998, the Company had filed acknowledged claims totaling $3,790 to recoup losses resulting from the devaluation of the baht. At July 31, 1998, the total amounts due to the Company under the Empire Towers contract (including exchange loss claims) are the baht-equivalent of $1,684. (See "Factors That May Affect Future Results" in "Management's Discussion And Analysis Of Financial Condition And Results Of Operations.")

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

     The Company's principal subsidiaries are Flour City Architectural Metals, Inc., a Delaware corporation (FCAM), and Flour City Architectural Metals (Pacific) Limited (FCAM Pacific), a British Virgin Islands corporation. FCAM was initially formed in 1893 under the name Flour City Ornamental Iron Company as a specialty metals fabricator for the architectural industry, and was a subsidiary of Armco, Inc. (Armco) immediately prior to the merger. FCAM Pacific was formerly known as Hockley International Limited, an independent corporation.

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

RESULTS OF OPERATIONS

QUARTER ENDED JULY 31, 1998 COMPARED TO QUARTER ENDED JULY 31, 1997

     REVENUES. Revenues decreased by 18.0% from $12,198 to $10,004 in the third quarter ended July 31, 1998, from the third quarter ended July 31, 1997. Revenues generated by projects in North America decreased by 26.1% from $7,244 to $5,356 in the third quarter ended July 31, 1998 from the third quarter ended July 31, 1997. Revenues generated by projects in Asia decreased 6.2% from $4,954 to $4,648 in the third quarter ended July 31, 1998 from the third quarter ended July 31, 1997. The decline in revenues is typical of the cyclical nature of the Company's business, reflecting the simultaneous completion phase of a number of older projects and startup phase of newer projects.

     GROSS PROFIT. Gross profits declined 47.0% from $5,432 to $2,879 in the third quarter ended July 31, 1998, from the third quarter ended July 31, 1997. Gross margin as a percent of revenues decreased 15.7% from 44.5% to 28.8% in the third quarter ended July 31, 1998, from the third quarter ended July 31, 1997. The decline in gross margins is primarily due to a decline in mix of projects in startup and completion phases versus projects in the operating phase.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $1,795 in the third quarter of 1997 to $1,914 in the third quarter ended July 31, 1998. Selling, general and administrative expenses as a percent of revenues increased to 19.1% as compared to 14.7% for the same periods of 1997. The Company's selling, general and administrative expenses are incurred to support current and anticipated business levels and are by design relatively insensitive to short-term changes in revenues.

     FOREIGN CURRENCY EXCHANGE GAINS AND LOSSES. Foreign exchange losses decreased to $74 for the third quarter ended July 31, 1998, compared to $637 in the third quarter ended July 31, 1997, due to fluctuations in the exchange rate of the Thai baht. To the extent that foreign currencies strengthen or weaken against the U.S. dollar and the extent to which the Company's long-term contracts are denominated in foreign currencies, the Company will continue to experience translation and transaction gains and losses.









     INCOME TAXES. Income taxes decreased to $248 in the third quarter ended July 31, 1998 compared to $770 in the third quarter ended July 31, 1997. The decrease is attributable to a reduction in the mix of U.S. source income versus foreign source income. The Company's effective consolidated tax rate was 21.1% in the third quarter ended July 31, 1998, compared to 24.0% in the third quarter ended July 31, 1997. The effective tax rate on U.S. source income was approximately 36.8% in the third quarter ended July 31, 1998, compared to 45.6% in the same period of 1997.

     BACKLOG. The Company's backlog increased to approximately $79 million at July 31, 1998, including $35 million attributable to the Company's Philippines joint venture, from approximately $45 million at October 31, 1997. The Company's construction projects are awarded in a competitive bidding process. Due to the nature of the process the Company has experienced and may continue to experience significant delays in project awards which have caused and may continue to cause substantial variations in backlogs and quarterly results.

NINE MONTHS ENDED JULY 31, 1998 COMPARED TO NINE MONTHS ENDED JULY 31, 1997

The Company's acquisition of FCAM was effective January 1, 1997, accordingly, 1997 results include the results of FCAM since that date.

     REVENUES. Revenues decreased by 5.9% to $23,395 in the nine-month period ended July 31, 1998, compared $24,871 in the same period of 1997 due to decreased project activity. Revenues generated by projects in North America remained unchanged at $13,661 in the nine-month period ended July 31, 1998 compared to $13,614 in the same period of 1997. Revenues generated by projects in Asia decreased by 13.5% from $11,257 to $9,734 in the nine-month period ended July 31, 1998 compared to the same period of 1997.

     GROSS PROFIT. Gross profit decreased 22.2% from $10,746 to $8,360 in the nine-month period ended July 31, 1998, compared to the same period of 1997 due to decreased project activity at lower margins in 1998 compared to the same period of 1997. Gross profit margin as a percent of revenues decreased 7.5% from 43.2% to 35.7% in the nine-month period ended July 31, 1998, compared to the same period of 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 10.8% from $4,394 to $4,867 in the nine-month period ended July 31, 1998 compared to the same period of 1997 due to increased costs associated with increased current and anticipated levels of business. Selling, general and administrative expenses as a percent of revenues increased to 20.8% as compared to 17.7% for the same periods.

     FOREIGN CURRENCY EXCHANGE GAINS AND LOSSES. Foreign exchange losses were $431 net of gains for the nine-month period ended July 31, 1998 compared to losses of $637 in the same period of 1997. Practically all losses were due to fluctuations in the exchange rate of the Thai baht. To the extent that foreign currencies strengthen or weaken against the U.S. dollar, and the extent to which long-term contracts are denominated in foreign currencies, the Company will continue to experience translation and transaction gains and losses.

     INCOME TAXES. Income taxes decreased to $637 in the nine-month period ended July 31, 1998, compared to $1,455 in the same period of 1997. The decrease is attributable to a reduction in the mix of U.S. source income versus foreign source income. The Company's effective consolidated tax rate was 17.2% in the nine-month period ended July 31, 1998, compared to 23.7% in the same period of 1997. The effective tax rate on U.S. source income was approximately 37.8% in the nine-month period ended July 31, 1998 compared to 37.0% in the same period of 1997.

     BACKLOG. The Company's backlog increased to approximately $79 million at July 31, 1998, including $35 million attributable to the Company's Philippines joint venture, from approximately $45 million at October 31, 1997. The Company's construction projects are awarded in a competitive bidding process. Due to the nature of the process the Company has experienced and may continue to experience significant delays in project awards which have caused and may continue to cause substantial variations in backlogs and quarterly results.

LIQUIDITY AND CAPITAL RESOURCES

     Management expects that the Company will have sufficient liquidity to meet ordinary future short-term and long-term business needs. Sources of liquidity generally available to the Company include cash from operations, availability under its credit facility, cash and cash equivalents, and the issuance of capital stock.

Operating Activities

     Net cash provided by operating activities was $434 for the nine months ended July 31, 1998, compared to $1,014 for the nine months ended July 31, 1997. During the nine months ended July 31, 1998, the U.S. dollar equivalent of $3,790 was recorded as a claim receivable on the Empire Towers project to compensate the Company for a reduction in the U.S. dollar equivalent of accounts receivable due to the devaluation of the Thai baht. As of July 31, 1998, $2,908 of the $3,790 had been collected. (see "Factors That May Effect Future Results").

Investing Activities

     During the nine months ended July 31, 1998, the Company contributed $20 to the startup of a curtain-wall fabrication joint venture in the PRC, $150 to the startup of a joint venture in Mexico, and $200 to the startup of a joint venture in the Philippines. Contributions totaled $273 in the same period of 1997.

     Expenditures for capital equipment during the nine months ended July 31, 1998, totaled $152 compared to $171 for the same period of 1997. Capital expenditures for the remainder of 1998 and first half of 1999 are expected to be approximately $8 million higher than those in 1997 due to planned increases in the Company's manufacturing and fabrication facilities.

Financing Activities

     During the quarter ended July 31, 1998, the Company completed the registration and issuance of 2,143,000 shares, including the underwriters over-allotment, of the Company's $0.0001 par value common stock resulting in net proceeds after deducting estimated issuance costs of approximately $14,666. The proceeds of the offering will be used to establish or acquire an interest in a fabrication facility in the People's Republic of China, capital expenditures in connection with a joint venture in Mexico, capital expenditures at its Johnson City, Tennessee fabrication facility, working capital and general corporate purposes. Due to recent economic developments in Asia, the Company has delayed its plans to increase its manufacturing base in that area.

     The Company maintains $2,000 of revolving lines of credit at banking facilities in the United States and Hong Kong $500 of which was drawn at July 31, 1998. The net increase in short-term debt amounted to $37 in the nine months ended July 31, 1998, compared to $292 in the same period of 1997.

     During the nine months ended July 31, 1997, the Company declared and paid dividends of $109 to stockholders of record.

Effect of Exchange Rates on Cash

     The Company maintains foreign currency operating cash deposits and collateral in countries where the Company does business. Such deposits and collateral are predominately used for construction projects in process and administrative matters. During the nine months ended July 31, 1998, the Company gained approximately $142 due to the effect of exchange rates on cash compared to a loss of $38 during the same period of 1997.

General

     The Company attempts to structure payment arrangements with its customers to match costs incurred under projects. To the extent the Company is not able to match costs, it relies on its cash reserves and its credit facility to meet its working capital needs. As of July 31, 1998, the Company had working capital in excess of $24 million.

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

     The Company's results of operations are affected primarily by: the level of commercial and government sponsored building construction in its principal markets; the Company's ability to win project contracts and its accuracy in project cost estimating; the Company's success in utilizing its resources efficiently; the Company's ability to complete contracts in a timely and cost-effective manner; and the mix of domestic and international projects.
The level of commercial building construction activity is affected by many factors such as: local, regional, national and international economic and real estate conditions; interest rates; availability of financing; and office building occupancy rates in metropolitan areas in which the Company markets its services. The level of government sponsored construction activity is influenced by the levels of tax revenues, the need for new or upgraded public facilities such as airports or courthouses and government spending policies and initiatives designed to stimulate local or regional economies. The Company expects that publicly funded projects will continue to provide a significant portion of its revenues for the foreseeable future.

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

     As of July 31, 1998, the Company's backlog of non-US dollar based contracts totaled approximately $43 million. Of that amount contract provisions to ensure U.S. dollar equivalency did not protect approximately $16 million. At July 31, 1998, the Company maintained funds in Hong Kong dollars, Thai baht, and Philippine pesos for project operations, cash guarantees and operating costs totaling approximately $4 million. Exchange rate fluctuations in local currency denominated contracts that do not have a U.S. dollar equivalency, and in bank exchange rates in general, could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

     EMPIRE TOWERS PROJECT. The Company has a contract for work to be performed on the Empire Towers project located in Bangkok, Thailand (the "Empire Towers Contract") which is denominated in Thai baht. Pursuant to a clause in the Empire Towers Contract, which provides protection for changes in government policy, the Company filed claims for change orders to recoup losses resulting from the devaluation of the baht and has reflected $882 of such claim as a receivable at July 31, 1998.

     In January 1998, the counterparty to the contract did not pay the amount billed on the scheduled payment date and requested that it be included in the final claim settlement. In March 1998, the counterparty acknowledged liability for the baht-equivalent of approximately $3 million, and agreed to pay such amount in installments beginning in March 1998 through June 1998.
On April 2, 1998, the Company received an acknowledgment from the counterparty for an additional $882 to be paid by July 31, 1998, which remained uncollected at July 31, 1998.

     At July 31, 1998, the total amounts due to the Company under the Empire Towers Contract (including exchange loss claims) are the baht-equivalent of $1,684. As of July 31, 1998, the Company had collected the equivalent of $2,908 in relation to the claim for losses as a result of the baht devaluation. Management believes that all amounts due under the Empire Towers contract are collectable. However, in the event of non-payment, the Company may be required to seek recourse through legal or other proceedings in Thailand or other non-U.S. jurisdictions, which could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

     POLITICAL UNCERTAINTIES. One of the Company's manufacturing affiliates is located in the People's Republic of China (PRC) outside the Hong Kong Special Administrative Region. Due to recent economic developments in the region, the Company has delayed its plans to increase its manufacturing base in Asia. Economic development in the area may be limited as well by the imposition of measures intended to control economic conditions, the inadequate development of an infrastructure and the potential unavailability of adequate transportation, adequate power and water supplies, satisfactory roads and communications and raw materials and parts. Changes in governmental policies, laws, regulations, or the interpretation thereof, or the imposition of restrictions on imports and sources of raw materials, increased taxes as well as general economic conditions including interest rates or rates of inflation could have a material adverse affect on the Company's financial position, results of operations, and cash flows.

PART II.  OTHER INFORMATION
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Information as of July 31, 1998, required by Item 701(f) of Regulation S-K is set forth below:

The Company's registration statement on Form S-1, Commission file number 333-43793, for 2,000,000 shares of the Company's common stock was filed with the Commission and was declared effective on May 21, 1998. All of the shares offered to the public were sold by the termination date of May 28, 1998. On July 3, 1998, the Company's underwriters exercised their option with respect to an over-allotment of 143,000 shares of common stock. The aggregate price of the 2,143,000 shares was $17,144,000.

                           FLOUR CITY INTERNATIONAL, INC.
                                    COMMON STOCK
                      EXPENSES OF ISSUANCE AND USE OF PROCEEDS
                                AS OF JULY 31, 1998
                                   (in thousands)

          Aggregate offering price of amount sold to date             $  17,144
          Expenses of issuance:
             Underwriters discount                                        1,286
             SEC registration fee                                             9
             NASD filing fee                                                  3
             NASDAQ National Market listing fee                              67
             Blue sky fees and expenses including legal fees                 15
             Printing costs                                                  260 (note 1)
             Registrar and Transfer Agent fees                                 5 (note 1)
             Legal fees and expenses                                         370 (note 1)
             Underwriters nonaccountable expense allowance                   257
             Accounting fees and expenses                                    175 (note 1)
             Miscellaneous                                                    31 (note 1)
                                                                      ----------
                Total expenses of issuance                                 2,478 (note 1)
                                                                      ----------
          Net proceeds                                                    14,666
          Use of proceeds:
             Direct or indirect payment to directors,
                officers, 10% owners, affiliates and others                    - (note 2)
             Proceeds used for construction of plant, building,
                and facilities                                                 - (note 2)
             Proceeds used for purchase and installation of
                machinery and equipment                                       10
             Proceeds used for investment in joint ventures                  334
             Proceeds used for working capital                             2,505
             Temporary investments in U.S. Government
                securities, 1-A commercial paper,
                and cash deposits
                                                                      ----------
                                                                      $   11,817
                                                                      ----------
                                                                      ----------


          Notes:
          1 - estimated as of July 31, 1998
          2 - none expended as of July 31, 1998

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     11   Calculation of Earnings Per Share

     27.1 Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended July 31, 1998.


                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of September, 1998.

FLOUR CITY INTERNATIONAL, INC.



/s/ ROBERT O. BRUCE
-----------------------
Robert O. Bruce
Chief Financial Officer