Form 10-K405
period 1998-10-31
FLOUR CITY INTERNATIONAL INC
filed 1999-01-29
CIK 1049049

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM          TO

                         COMMISSION FILE NUMBER 0-23789

                            ------------------------

                         FLOUR CITY INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)

       NEVADA               62-1709152
      (State of            (IRS Employer
   Incorporation)       Identification No.)

             915 RIVERVIEW DRIVE, SUITE ONE, JOHNSON CITY, TN 37601

               (Address of principal executive offices; zip code)

                                 (423) 928-2724
              (Registrant's telephone number, including area code)

          Securities Registered Pursuant To Section 12(b) Of The Act:
                                      None

          Securities Registered Pursuant To Section 12(g) Of The Act:
                        Common Stock, $0.0001 par value

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on January 19, 1999, based on the Nasdaq closing price of $4.50 per share was $11,115,747.

    There were 6,267,539 shares of Common Stock, $0.0001 par value, issued and outstanding at December 31, 1998

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement to be filed for its 1999 Annual Meeting of Stockholders are incorporated by reference to Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----
PART I

Item 1.    Business..................................................................     1

Item 2.    Properties................................................................     6

Item 3.    Legal Proceedings.........................................................     6

Item 4.    Submission of Matters to a Vote of Security Holders.......................     7

Supplementary Item. Executive Officers of the Company................................     7

PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters......     8

Item 6.    Selected Financial Data...................................................    10

Item 7.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations...................................................    11

Item 7a.   Quantitative and Qualitative Disclosures about Market Risk................    17

Item 8.    Financial Statements and Supplementary Data...............................    18

Item 9.    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure....................................................    39

PART III

Item 10.   Directors and Executive Officers of the Registrant........................    39

Item 11.   Executive Compensation....................................................    39

Item 12.   Security Ownership of Certain Beneficial Owners and Management............    39

Item 13.   Certain Relationships and Related Transactions............................    39

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...........    39

Signatures...........................................................................    42

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

    Flour City International, Inc. and its majority owned subsidiaries (the "Company" or the "Registrant") are primarily engaged in the design, engineering, manufacture, and installation of custom curtainwall systems for the construction industry. The Company was incorporated under the laws of the State of Nevada in 1987. The Company is a successor to another company of the same name incorporated under the laws of the State of Nevada on January 16, 1997, and International Forest Industries Inc. ("IFI"), a dormant corporation founded in 1987 and existing under the laws of the State of Nevada. The Company merged with and into IFI on May 16, 1997. IFI was the surviving corporation and it subsequently changed its name to Flour City International, Inc. The Company's primary operating units are Flour City Architectural Metals, Inc. ("FCAM") and Flour City Architectural Metals (Asia) Ltd. ("FCAM Asia").

    FCAM, a Delaware corporation, was formed in 1893 under the name Flour City Ornamental Iron Company as a specialty metals fabricator for the architectural industry. In January 1997 the Company purchased FCAM from Armco, Inc. ("Armco"), an Ohio corporation.

    Flour City Architectural Metals (Pacific) Ltd. ("FCAM Pacific"), formerly Hockley International Limited, a British Virgin Islands corporation incorporated on May 4, 1993, was acquired by the Company in January 1997 through a share exchange. FCAM Pacific is a holding company for the Company's Pacific-Rim operations which are managed by FCAM Asia, formerly known as Kaison Contracting Ltd.

    The merger between the Company and IFI and the share exchange between the Company and FCAM Pacific have been accounted for as a recapitalization. The recapitalization resulted in the combined company assuming as its own the historical financial information, excluding capital (common stock and additional paid in capital), of FCAM Pacific and the capital of IFI. The acquisition of FCAM has been accounted for as a purchase. Financial information of the Company for periods before January 1997 reflects the operations of FCAM Pacific only.

    During 1998, the Company entered into a joint venture with IMSALUM, S. A. de
C. V., a corporation formed under the laws of Mexico, for the construction and operation of a manufacturing facility in Monterrey, Mexico. The plant is expected to begin operations by March 1999. Also during 1998, the Company entered into a joint venture with The Arlo Aluminum Corporation, a Philippines corporation, for the manufacturing and installation of custom curtainwall units in the Philippines. The joint venture is currently working on two projects in Manila.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    For financial information reporting purposes, the Company engages in one industry segment: the design, engineering, manufacture, and installation of custom curtainwall systems for the construction industry. The Company's operations in geographic areas outside the United States principally include Hong Kong, Mexico, the Peoples' Republic of China ("PRC"), the Philippines and Thailand. See Note 21 "Segment Information" in the Company's consolidated financial statements included in Part II, Item 8.

NARRATIVE DESCRIPTION OF THE BUSINESS

    The Company engages in the design, engineering, manufacture, and installation of custom curtainwall systems for the construction industry. The Company offers a complete range of custom curtainwall services, including in-house design, engineering, manufacturing, assembly, installation and project management, which it distributes to building owners, developers, and general contractors as a specialty subcontractor. The Company, one of the world's leading full-service providers of custom curtainwall in commercial and monumental high-rise construction, has been involved in the design, fabrication and installation of custom curtainwall systems in the United States since the modern high-rise emerged over 50 years ago. The Company actively participates in the architectural design stage of its projects, and it has excellent marketing and working relationships with major international architectural firms, and major international and domestic developers and project managers. Some of the most prestigious buildings in the world are accented by custom curtainwall systems designed, fabricated, and installed by the Company. Such buildings include:

     Citicorp Center, New York
     JFK Airport Terminal One, New York
     320 Park Avenue (Mutual of America), New York
     First Interstate Bank Tower, Los Angeles
     Rock and Roll Hall of Fame, Cleveland
     Key Tower, Cleveland
     Empire Towers, Bangkok, Thailand
     Allied Bank Tower (Fountain Place), Dallas
     United Airlines Terminal at O'Hare Airport, Chicago
     International Terminal at O'Hare Airport, Chicago
     G.T. International Tower, Manila, Philippines
     IDS Building, Minneapolis

INDUSTRY BACKGROUND

    The term "curtainwall" is used to describe the non-load bearing external walls of modern mid-rise and high-rise buildings, which consist of a combination of glazing, cladding elements and supports to attach the custom curtainwalls to the main building structure. The curtainwall market is composed of standard and custom segments. Standard curtainwall typically consists of stock components that can be manufactured with minimal design and engineering at relatively low cost and corresponding low margins. Alternatively, custom curtainwall often includes unique and irregular designs manufactured according to site-specific requirements, typically at higher margins.

    Custom curtainwall defines high-rise and monumental buildings from an aesthetic and architectural perspective. Custom curtainwall systems also serve a wide range of practical purposes, including protecting the building interior from the elements and allowing for cost savings through more efficient heating and ventilation. The custom curtainwall component of a typical high rise building will represent between 5% and 15% of the overall cost of the project. The types of structures that utilize custom curtainwall systems include mid-rise and high-rise buildings, campus-style buildings, and airport terminals.

    Custom curtainwall panels are produced and assembled in a factory setting with minimal on-site operation, as opposed to the hand-cladded method of using bricks and cement to constitute the facade of a building. Once assembled, the curtainwall units are shipped to the job site for erection by the Company's field labor force or by installation subcontractors. Custom curtainwall construction requires expertise in various external building materials, including marble, granite and other stone, aluminum, steel and precast concrete, sealed and operable window systems, and systems for securely attaching outside panels to building superstructures. Custom curtainwalls allow repair work to be carried out to the facade of the building by the replacement of a damaged wall panel without affecting the entire external facade of the building. The deterioration and failure of older curtainwall systems have also created demand for the repair or installation of new custom curtainwall systems to modernize or reclad existing buildings and structures.

UNITED STATES CURTAINWALL MARKET

    As a specialty part of the commercial real estate construction market, the custom curtainwall segment of the construction industry is driven by several factors. The need for and development of mid-rise, campus style and high-rise buildings, which drives demand for custom curtainwall systems, is influenced by the supply and demand of premium office space as well as industrialization, urbanization, suburbanization and population growth. As with the overall commercial real estate market, the domestic and international markets in which the Company participates are cyclical in nature. The Company believes that decreasing vacancy rates often lead to increased rents, which in turn contribute to increased private sector spending on construction projects, a portion of which will utilize custom curtainwall systems.

    The United States has seen an increase in the use of custom curtainwall systems in public sector buildings and buildings with heavy public use, such as airport terminals and court houses. The construction of public sector projects is usually supported by taxation or the need for new or upgraded public facilities. Public sector buildings tend to be designed for a longer life cycle, which in turn requires a curtainwall system that can provide superior performance with limited maintenance. Contracts for installation of custom curtainwall systems in public sector buildings have presented an area of growth for the Company. There has been a significant rise in the number of private office building projects initiated in the last year.

    The Company, by way of its international presence, hopes to mitigate cyclical swings in the commercial real estate market of any one country by its projects in other countries.

INTERNATIONAL MARKETS

    SOUTHEAST ASIA. In light of the recent economic volatility in Southeast Asia, demand for taller, premium office buildings in the region in general remains depressed. However, parts of the region are beginning to show signs of recovery. For example, the Company has been asked to bid on or is aware of new projects in Shanghai, Hong Kong and Taipei. In addition, several projects in Hong Kong that were delayed have been restarted. The Company believes that, as economic conditions in the region improve, the continued demand for premium office space will result in increased demand for construction of buildings that utilize custom curtainwall. The Company believes that the PRC, Hong Kong, and the Philippines should continue to be significant markets for the Company's products and services in the coming years.

    LATIN AMERICA. The increase in economic activity in Latin America, which started in mid-1996, continues in Mexico, Argentina and Peru. However, due to the decline in global oil prices, oil revenue sensitive areas have experienced a general slowdown in new construction. The Company intends to pursue projects in Latin America. The Company believes that the stabilization of the Mexican peso and the Company's joint venture in Mexico should assist the Company in securing custom curtainwall projects in the growing Latin American construction industry.

    MIDDLE EAST. The Company has recently experienced an increase in bid activity throughout the Middle East, particularly in Israel and Saudi Arabia. To the extent the demand for custom curtainwall intensifies, the Company's activity in the region may also increase.

    EUROPE. Historically, non-European curtainwall companies have faired poorly in their efforts to penetrate the European market. However, the Company is investigating opportunities in this area through its London, England sales office that opened in January 1999.

    For the years ended October 31, 1998, 1997 and 1996, projects located outside the United States accounted for 47%, 40% and 100%, respectively, of total revenues. See "Factors That May Affect Future Results" in Management's Discussion and Analysis of Financial Position and Results of Operations in Item 7 of this report, Note 21 "Segment Information" to the Company's consolidated financial statements included in Part II, Item 8.

SALES AND MARKETING

    The fostering of strategic relationships in the construction industry constitutes a key element in marketing the Company's services and products. The Company seeks to build on its relationships with architects in the early design phase of projects. By having the designs that it assisted in creating included in the project specifications, the Company's prospects of being invited to bid on a project are maximized and the Company gains a competitive advantage through familiarity with a project's design. The Company also uses its relationships with significant developers, contractors and consultants to secure invitations to bid on monumental custom curtainwall projects worldwide. The Company's history as one of the oldest custom curtainwall companies in the industry, combined with its reputation and capabilities as a full service provider of custom curtainwall systems, enhances its opportunities to selectively bid on global projects.

    The Company's projects are, and in the foreseeable future will continue to be, awarded by private or governmental entities in a competitive bidding process. Due to the nature of the bidding and award process, the Company has experienced, and in the future expects to experience, delays in project awards. These delays and the fact that the Company is not awarded many of the contracts that it bids on, have caused, and will continue to cause, variations in quarterly and annual results. In addition, no assurance can be given that the timing of a project award will be consistent with the Company's expectations. The Company's failure to win bids or obtain new projects in a timely manner could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

MAJOR CUSTOMERS

    The Company operates on several large construction contracts at a time. While the loss of any substantial customer or contract could have a material short-term impact on the Company's business, the Company believes that its diverse operations would minimize the long-term impact of any such loss. During 1998 the Company received ten percent or more of its revenues from the following customers:

                                                                                 PERCENT OF 1998
CUSTOMER                                                                            REVENUES
------------------------------------------------------------------------------  -----------------
Turner Construction Company...................................................             34%
Kumagki Gumi..................................................................             18%
Dragages et Travaux Publics (HK) Ltd..........................................             15%

COMPETITION

    The United States and international markets for custom curtainwall construction are cyclical and dependent on changes in general economic conditions. The curtainwall industry remains highly competitive with numerous contractors typically bidding on each available project. A limited number of custom curtainwall projects are in development or under construction at any given time. The Company competes for desirable projects, financing, subcontractors, and other resources. A significant number of the Company's projects are obtained through a bidding process, which is subject to intense competition. There can be no assurance that the Company will be successful in winning projects or that it will successfully complete future or existing projects on a profitable basis.

    The Company encounters competition in the United States and abroad from Benson Industries, Inc., Cupples Products, Glassalum, Harmon Ltd., a subsidiary of Apogee Enterprises, Inc. and other curtainwall contractors. The Company's primary competitors in Asia include Far East Aluminum Works Co., Ltd., Nippon Light Metals Ltd., Builder's Federal Ltd., Permasteelisa Holdings Ltd., and Josef Gartner & Co. Ltd. (Hong Kong). The Company regularly faces competitive bids from one or more of these competitors when bidding for custom curtainwall contracts, and some of these competitors have greater financial resources than the Company. Although the level and nature of competition differs between markets and among products, the Company believes that it competes on the basis of cost, the quality of its design and workmanship, and its reputation. The Company expects its markets to remain highly competitive.

GOVERNMENT CONTRACTS

    No material portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any governmental entity in the United States or abroad with which it has contracted.

SOURCES AND AVAILABILITY OF RAW MATERIALS

    The Company purchases the raw materials used in the production of curtainwall units from a variety of sources on a global basis. The Company believes that none of the materials required for its manufacturing operations are proprietary in nature and that an adequate supply of raw materials is available from several sources.

ENVIRONMENTAL COMPLIANCE

    Environmental aspects of the Company's business are regulated primarily by federal and state laws and by the ordinances of the localities where the Company's facilities are located. The processes currently in use by the Company for the fabrication, assembly and erection of curtainwall units require no material expenditures to maintain environmental compliance. The Company believes it is in material compliance with all applicable laws and regulations. For additional information regarding environmental compliance see Item 3, "Legal Proceedings".

SEASONALITY

    While the Company does not consider its business, taken as a whole, to be seasonal, the Company's dependence on a relatively small number of large contracts for most of the Company's work means that the timing of these contracts can cause significant quarterly, and even annual, revenue swings. Further, awards of contracts for new projects are generally very slow in the period of November through January in each year. Additionally, adverse weather conditions in northern climates often cause the field installation or erection phase of projects to be somewhat slower than during other periods of the year.

    The Company has experienced, and in the future expects to experience, significant delays in project awards. These delays have caused and will continue to cause variations in quarterly results, some of which may be material.

WORKING CAPITAL PRACTICES

    The Company engages in no unusual practices regarding inventories, receivables or other working capital items. In general, the Company's North American and Pacific-Rim subsidiaries operate as self-funding entities, with the Company reallocating working capital as needed.

BACKLOG

    As of December 31, 1998 and 1997, the Company had over $98.8 million and $45.0 million in project backlog, respectively. $44.7 million of the December 31, 1998, backlog is not expected to be completed within the current fiscal year. Project backlog represents projected remaining revenues on projects awarded, as evidenced by a letter of intent or contract. In accordance with construction industry practices, letters of intent are included in backlog. In addition, due to the long lead times inherent in producing custom curtainwall units, the Company undertakes significant design and development work at the request of project owners and developers prior to the issuance of formal contracts. While the Company has not experienced any such action in the recent past, letters of intent are subject to cancellation. The typical duration of a project from commencement to completion ranges from 18 to 30 months depending upon the size and complexity of a specific project. At December 31, 1998, the Company had outstanding bids on projects with an aggregate contract value of over $185 million. There can be no assurance that the Company will be successful in securing any contracts as a result of these bids, that the projects will be awarded in a timely manner or that the Company will recognize as revenue the amounts reflected as backlog.

EMPLOYEES

    As of December 31, 1998, the Company employed approximately 296 people, of whom approximately 74 were hourly employees and approximately 222 were salaried. The Company contracts with union labor for curtainwall erection services in the United States. The Company considers its relations with its employees to be good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    Financial information about foreign and domestic operations and export sales are set forth in Note 21 to the Company's consolidated financial statements included in Part II, Item 8.

ITEM 2.  PROPERTIES

    The Company's facilities as of December 31, 1998, consist of:

                                                                               HOW HELD
                                                                AREA            (LEASE
PRINCIPAL CHARACTER OF PROPERTY            LOCATION         (SQUARE FEET)     EXPIRATION)
-----------------------------------  ---------------------  -------------  -----------------
Offices                              Johnson City, TN            20,000    Leased
Manufacturing                        Piney Flats, TN             41,000    Leased
Offices                              Jericho, New York            2,500    Leased
Offices                              Hong Kong                    3,400    Leased
Offices                              Bangkok, Thailand            2,900    Leased
Warehouse                            Bangkok, Thailand            3,300    Leased
Warehouse                            Manila, Philippines         70,000    Leased

    The Company intends to purchase or construct a new manufacturing facility in or near Johnson City, Tennessee within the next year to provide additional capacity. If a suitable existing manufacturing facility cannot be located and purchase terms negotiated, a new manufacturing facility will be erected. Due to manufacturing demands in connection with existing projects, if a new manufacturing facility is to be erected the Company may be required to lease temporary space until the new facility is completed. The lease on the current facility can be extended until November 15, 1999. It is management's intent to relocate its principal offices and United States design and engineering offices to a new office building at or near the new manufacturing facility within the next three years.

    While the Company currently out-sources manufacturing activities in Asia, management intends to invest in a dedicated manufacturing facility in the PRC during 1999. It is intended that such investment will be as a minority owner of a joint venture.

    Management believes that the Company's owned and leased facilities together with other facilities available to the Company are suitable and adequate for its current operations. With the purchase or construction of its new manufacturing facility in Johnson City, the operation of its joint venture manufacturing facility in Monterrey, Mexico, and the investment in a manufacturing facility joint venture in the PRC, the Company believes that it will have sufficient suitable manufacturing capacity for its future operations.

ITEM 3.  LEGAL PROCEEDINGS

    The Company currently and from time to time is involved in litigation in the ordinary course of its business. The Company does not believe that it is involved in any litigation, including the proceedings described below, that will, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flow.

    During the period FCAM was owned and operated by Armco, FCAM and its former parent company E. G. Smith Construction Products, Inc. ("E. G. Smith") operated facilities that allegedly generated hazardous substances. As of December 31, 1998, unresolved actions with respect to environmental litigation are:

    - In 1996, a consent decree was filed with the United States District Court for the Southern District of Ohio, Eastern Division, between the United States Environmental Protection Agency ("EPA") and Armco and FCAM. The consent decree was entered into under provisions of the Resource Conservation and Recovery Act with respect to the E.G. Smith facility located in Cambridge, Ohio. The consent decree requires specific performance and contains provisions for penalties in excess of $0.1 million in certain circumstances.

    - In January 1994, a complaint was filed by AT&T Global Information Solutions Company and others against E. G. Smith and Armco in the United States District Court for the Southern District of Ohio, Eastern Division. The action was brought under the Comprehensive Environmental Response Compensation and Liability Act, to recover an unspecified portion of the total costs for the cleanup of a disposal site in Granville, Ohio. Total costs under this matter are alleged to be in excess of $2 million.

Under the terms of the agreement pursuant to which the Company purchased FCAM from Armco, Armco agreed to defend, indemnify and hold harmless the Company in connection with certain lawsuits, including environmental claims associated with any property owned or operated by, or which constituted a disposal area of, Armco or FCAM prior to January 1, 1997 (the "Indemnification Agreement"). Armco is presently defending all such claims and there is no dispute between the parties as to the indemnification provisions of the Indemnification Agreement. The Company believes that to the extent the Company incurs any loss or liability in connection with any such action, it will be fully compensated therefor pursuant to the terms of the Indemnification Agreement. No liability has been recorded on the Company's financial statements with respect to the claims covered thereby because the Company's ultimate liability with respect to such claims, if any, cannot be reasonably estimated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended October 31, 1998.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

    (Pursuant to Instruction 3 to Item 401(b) of Regulation S-K).

EXECUTIVE OFFICERS                                                  POSITION
------------------------------  ---------------------------------------------------------------------------------
John W. Tang, 46..............  Chairman of the Board and Secretary of the Company since January 1997.
                                Managing Director of FCAM Pacific since 1992.
                                Managing Director of FCAM Asia since 1992 Director of FCAM since 1997.
Michael J. Russo, 38..........  President, Chief Executive Officer and Director of the Company since January
                                1997.
                                President of FCAM since 1994.
                                Vice President, Sales and Marketing of FCAM from 1991 to 1994
Robert O. Bruce, 53...........  Chief Financial Officer and Treasurer of the Company since August 1998.
                                Vice President, Finance and Treasurer of FCAM since August 1998.
                                Controller of FCAM from May 1998 to August 1998.
                                Controller of Electrical Materials Division, Westinghouse Electric Corporation
                                from 1992 to 1997.
                                Manager, Financial Reporting and Policy, Westinghouse Electric Corporation from
                                1987 to 1992.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    The Company's common stock began trading on The Nasdaq Stock Market (Nasdaq) on May 21, 1998. The Company's stock was traded on the OTC Bulletin Board during the period March 1997 through May 1998. Prior to March 1997, there was no market for the Company's common stock. The table presented in Item 6 -- Selected Financial Data includes the range of high and low bid quotations per share for the Company's Common Stock for the periods indicated as reported by Nasdaq and the OTC Bulletin Board, where the stock trades under the symbol "FCIN." OTC Bulletin Board market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Information is presented beginning with the date of merger between the Company and IFI. Effective May 21, 1998, the number of shares of the Company's common stock were reduced by a 1 for 7 reverse stock split. As of December 31, 1998, there were 89 holders of record of the Company's Common Stock.

    The Company paid no dividends during the fiscal year ended October 31, 1998. During the fiscal year ended October 31, 1997, the Company paid dividends of $1,095 per share on 100 shares of stock outstanding at that time. Future policy with respect to payment of dividends on the Common Stock will be determined by the Board of Directors based upon conditions then existing, including the Company's earnings and financial condition, capital requirements and other relevant factors.

REGISTRATION OF SECURITIES AND USE OF PROCEEDS

    Information as of October 30, 1998, required by Item 701(f) of Regulation S-K is set forth below:

    The Company's registration statement on Form S-1, Commission file number 333-43793, for 2,000,000 shares of the Company's common stock was filed with the United States Securities and Exchange Commission (the "Commission") and was declared effective on May 21, 1998. All of the shares offered to the public were sold by the termination date of May 28, 1998. On July 3, 1998, the Company's underwriters, Van Kasper and Company managing underwriter, exercised their option with respect to the purchase of an over-allotment of 143,000 shares of common stock. The aggregate price of the 2,143,000 shares was $17,144,000.

COMMON STOCK--EXPENSES OF ISSUANCE AND USE OF PROCEEDS (IN THOUSANDS)

                                                                              AT OCTOBER 31,
                                                                                   1998
                                                                            ------------------
Aggregate offering price of amount sold...................................      $   17,144
Expenses of issuance:
  Underwriters discount...................................................           1,286
  SEC registration fee....................................................               9
  NASD filing fee.........................................................               3
  NASDAQ National Market listing fee......................................              67
  Blue sky fees and expenses including legal fees.........................              15
  Printing costs..........................................................             248
  Registrar and Transfer Agent fees.......................................               5
  Legal fees and expenses.................................................             548
  Underwriters nonaccountable expense allowance...........................             257
  Accounting fees and expenses............................................             130
  Miscellaneous...........................................................              31
                                                                                   -------
  Total expenses of issuance..............................................           2,599
                                                                                   -------
Net proceeds..............................................................          14,545
Use of proceeds:
  Direct or indirect payment to directors, officers, 10% owners,
    affiliates and others.................................................          --
  Proceeds used for construction of plant, building, and facilities.......          --
  Proceeds used for purchase and installation of machinery and
    equipment.............................................................          --
  Proceeds used for investment in joint ventures..........................             334
  Proceeds used as collateral for lines of credit.........................           2,000
  Proceeds used for working capital.......................................           1,016
                                                                                   -------
Temporary investments in United States
  Government securities and cash deposits.................................      $   11,195
                                                                                   -------
                                                                                   -------

ITEM 6.  SELECTED FINANCIAL DATA

    The following table shows summary consolidated financial information for the Company's continuing operations for the fiscal years ended October 31, 1998 through 1994. Certain information is restated to give retroactive effect to the 1997 mergers and recapitalizations between the Company and IFI and FCAM Pacific and for comparative purposes. The Company's historical financial information includes the Company in its current form since January 1997 and FCAM Pacific only for prior periods. As a result the financial information for the year ended October 31, 1997, includes FCAM for 10 months of the year. See Part I, Item 1.

                                                                          FOR THE YEAR ENDED OCTOBER 31,
                                                           -------------------------------------------------------------
                                                              1998         1997         1996         1995        1994
                                                           -----------  -----------  -----------  -----------  ---------
                                                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenues.................................................  $    32,280   $  31,875    $   6,684    $   4,806   $   3,921
Gross margin.............................................       11,049      13,845        3,019        2,034       1,440
Selling, general and administrative expenses.............        6,783       6,117        1,353        1,006         532
Operating profit.........................................        4,589       7,986        1,666        1,028         908
Other income and expense.................................          305        (967)         (97)          65         (42)
Income before taxes and minority interests...............        4,894       7,019        1,569        1,093         866
Net income...............................................        3,973       5,273        1,411          938         818
Net income per share:
  Basic..................................................  $      0.82   $    1.33    $    0.36    $    0.24   $    0.21
  Diluted................................................  $      0.78   $    1.21    $    0.32    $    0.22   $    0.19
Weighted average shares outstanding:
  Basic..................................................        4,847       3,960        3,960        3,960       3,960
  Diluted................................................        5,065       4,359        4,359        4,359       4,359
Cash dividends per restated share........................  $      0.00   $    0.03    $    0.03    $    0.33   $    0.00
                                                           -----------  -----------  -----------  -----------  ---------
                                                           -----------  -----------  -----------  -----------  ---------

                                                                                  AT OCTOBER 31,
                                                           -------------------------------------------------------------
                                                              1998         1997         1996         1995        1994
                                                           -----------  -----------  -----------  -----------  ---------
Cash.....................................................  $    19,297   $     342    $   1,401    $   2,450   $       7
Working capital..........................................       24,927       8,513        1,104           50         792
Total assets.............................................       42,251      21,083        7,571        4,350       1,190
Long-term debt...........................................      --           --           --           --          --
Stockholders' equity.....................................       26,152       7,674        1,661          370         743

                                                                              QUARTERLY RESULTS
                                                              --------------------------------------------------
                                                               QUARTER 1    QUARTER 2    QUARTER 3    QUARTER 4
                                                              -----------  -----------  -----------  -----------
1998
  Revenues..................................................   $   6,461    $   6,930    $  10,004    $   8,885
  Gross margin..............................................       3,120        2,361        2,879        2,689
  Operating profit..........................................       1,815          879        1,041          854
  Net income................................................         809        1,333          927          904
  Net income per share--diluted.............................   $    0.19    $    0.31    $    0.16    $    0.14
  Price range of common stock:
    High....................................................   $    6.56    $   10.00    $    8.13    $    6.88
    Low.....................................................   $    2.63    $    4.38    $    6.38    $    2.94
1997
  Revenues..................................................   $   3,717    $   8,956    $  12,198    $   7,004
  Gross margin..............................................       1,411        3,903        5,432        3,099
  Operating profit..........................................         482        2,356        3,729        1,419
  Net income................................................         351        1,910        2,433          579
  Net income per share--diluted.............................   $    0.08    $    0.44    $    0.62    $    0.13
  Price range of common stock:
    High....................................................   NOT LISTED   $   14.00    $    8.75    $    8.75
    Low.....................................................   NOT LISTED   $    7.00    $    6.13    $    3.50
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Global economic uncertainty has impacted the Company's operations in 1998. Growth in revenues from the Company's Pacific-Rim operations slowed and revenue from the Company's North American operations actually decreased. However, the Company fared better than might have been expected, given the economic climate, and backlog has grown substantially, increasing from approximately $45 million at the end of fiscal 1997 to over $98 million at the end of fiscal 1998.

    From a financial perspective, the major event for the Company during fiscal 1998 was the completion of its initial public offering in May 1998. The offering resulted in net proceeds to the Company of approximately $14 million, and these proceeds will enable the Company to pursue several capital projects, including new manufacturing facilities in Tennessee and the PRC. The proceeds of the initial public offering have also strengthened the Company's balance sheet, which is expected to help the Company to secure needed additional bonding capacity for projects that it intends to bid on.

    On February 24, 1998 the Board of Directors declared a 1 for 7 reverse stock split effective May 21, 1998. All per share and weighted average share information has been restated to reflect the effect of such stock split.

  THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON A SMALL NUMBER OF LARGE CONTRACTS, THE SENSITIVITY OF THE COMPANY'S BUSINESS TO GLOBAL ECONOMIC CONDITIONS, REFERENCES TO 1999, YEAR 2000 COMPLIANCE, FUTURE TAX RATES, THE COLLECTABILITY OF RECEIVABLES AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE SECTION BELOW ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS" SETS FORTH AND INCORPORATES BY REFERENCE CERTAIN FACTORS THAT COULD CAUSE ACTUAL FINANCIAL RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM THESE STATEMENTS.

RESULTS OF OPERATIONS

    YEAR ENDED OCTOBER 31, 1998 COMPARED TO YEAR ENDED OCTOBER 31, 1997

    REVENUES. Revenues increased 1.3% to $32.3 million in 1998 compared to $31.9 million in 1997. Revenues from North American projects decreased by $1.9 million to $17.2 million in 1998 from $19.1 million in 1997. The $1.9 million decrease was due primarily to the 1997 acquisition of FCAM. Revenues from Pacific projects increased to $15.2 million in 1998 from $12.8 million in 1997. See "Factors That May Affect Future Results" below.

    GROSS PROFIT. Gross profit decreased 20.2% to $11.0 million in 1998 from $13.8 million in 1997. Gross profit as a percent of revenues decreased to 34.2% in 1998 from 43.4% in 1997. This decrease was due primarily to the decrease in relative importance of one high-margin project that provided 15% of total revenues in 1998 compared to 34% in 1997. That project is scheduled for completion in 1999.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 10.9% to $6.8 million in 1998 compared to $6.1 million in 1997. The increase primarily relates to additional costs incurred in anticipation of higher levels of business in 1999. Management expects selling, general and administrative expenses to increase in 1999 as the Company increases its infrastructure in anticipation of higher levels of business.

    OTHER OPERATING AND INCOME ITEMS. Other items of income before income taxes increased by $1.3 million to $0.6 million in 1998 compared to a loss of $0.7 million in 1997. Foreign currency transaction losses decreased by $0.9 million to a loss of $0.4 million in 1998 compared to a loss of $1.3 million in 1997. All foreign currency transaction losses relate to operations in Thailand. Operations in Hong Kong have not generated foreign currency transaction losses as the Hong Kong dollar is pegged to the United States dollar. Interest income net of interest expense increased by $0.5 million to $0.6 million in 1998 compared to $0.1 million in 1997 primarily due to interest derived from the investment of funds from the Company's initial public offering of its common stock. Other items of income, primarily equity income from joint ventures, decreased by $0.2 million to $0.1 million in 1998 compared to $0.3 million in 1997.

    INCOME TAXES. The Company's effective income tax rate decreased to 18% in 1998 from 25% in 1997 due to the lower relative proportion of income before taxes attributable to United States operations in 1998 versus 1997. The effective tax rate of operations in the United States is 38%. Generally, United States taxes may be incurred on international sales between the Company's foreign subsidiaries. However, the Company's operations in Hong Kong, Malaysia, and Thailand operate under rules of the Internal Revenue Code, local tax laws, and international tax treaties that results in little or no United States or foreign income taxes. The Company's new joint ventures in Mexico and the Philippines may incur income taxes in the 30% to 35% range. The Company's effective income tax rates are expected to increase in the future as income from operations in Hong Kong, Malaysia, and Thailand account for a smaller portion of consolidated income before taxes.

    BACKLOG. Backlog at October 31, 1998 was $98.8 million compared to $45.0 million at October 31, 1997. Of the backlog at October 31, 1998, $50.4 million is for projects located in North America and $48.4 million for projects in Pacific-Rim countries. The increase in backlog is attributable to the increase in the Company's bonding capacity as a result of the Company's initial public offering of its common stock.

    YEAR ENDED OCTOBER 31, 1997 COMPARED TO YEAR ENDED OCTOBER 31, 1996

    REVENUES. Revenues increased by 376.9% to $31.9 million in fiscal 1997 from $6.7 million in fiscal 1996. The increase was primarily attributable to the acquisition of FCAM. Revenues generated from projects located in Asia increased 91.8% to $12.8 million in fiscal 1997 from $6.7 million in fiscal 1996. This increase was driven primarily by an increase in the revenue generated by a single project which increased to $11.0 million from $4.9 million in fiscal 1997 and 1996, respectively. During fiscal 1996, the Company did not generate any revenue from North American projects since it had not yet acquired FCAM. Revenues generated by United States projects in fiscal 1997 were $19.1 million, as a result of the inclusion of FCAM from January 1997 forward.

    GROSS PROFIT. Gross profit increased by 358.6% to $13.8 million in fiscal 1997 from $3.0 million in fiscal 1996. The increase was primarily attributable to the increase in revenues. As a percentage of revenues, gross profit margin declined to 43.4% in fiscal 1997 from 45.2% in fiscal 1996 primarily because the Company derived a significant portion of its revenues in fiscal 1996 from one high-margin project in fiscal 1996 that generated a smaller percentage of revenues in fiscal 1997.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 355.5% to $6.2 million in fiscal 1997 from $1.4 million in fiscal 1996. This increase was primarily a result of the purchase of FCAM. Selling, general and administrative expenses as a percent of sales decreased to 19.3% in fiscal 1997 from 20.2% in fiscal 1996 due to an increase in revenues for the period without a proportionate increase in selling, general and administrative expenses.

    OTHER OPERATING ITEMS. Other operating items include increased operating income of $0.3 million in fiscal 1997 which relates principally to negative goodwill amortization which resulted from the purchase of FCAM. No such income was recorded in 1996.

    OTHER INCOME AND EXPENSES, NET. Other income and expenses, net decreased to a loss of $1.0 million in fiscal 1997 from a loss of $0.1 million in fiscal 1996. This change was caused primarily by the effect of the devaluation of the Thai baht in July 1997.

    INCOME TAXES. Income taxes increased to $1.8 million in fiscal 1997 from approximately $0.1 million in fiscal 1996. The increase was primarily attributable to an increase in United States income tax as a result of taxation on income earned in the United States as well as United States taxation of a portion of the income generated in Asia. Prior to the merger with IFI and the formation of FCI, the Company was not subject to United States income tax and earned most of its income in jurisdictions with no or relatively low income tax rates. The Company believes that it will continue to earn a significant portion of its income outside of the United States and that the majority of its offshore income will not be subjected to United States income tax. As revenue from United States projects increases relative to revenues from international projects, the Company's overall tax rate will increase.

    BACKLOG. The Company's backlog at October 31, 1997 increased to $45.0 million from $16.0 million at October 31, 1996. The increase in backlog was primarily attributable to the acquisition of FCAM. At October 31, 1997, 37.6% of the Company's backlog was associated with projects in the United States while 62.4% was associated with projects in the Philippines, Thailand and Hong Kong. At October 31, 1997, five project contracts accounted for 79.9% of the Company's total backlog.

LIQUIDITY AND CAPITAL RESOURCES

    The Company manages its liquidity through the reallocation of working capital between North American and Pacific-Rim operations as needed. The Company attempts to structure payment arrangements with its customers to match costs incurred under projects. To the extent the Company is not able to match payments with costs, it relies on its cash reserves and its credit facilities to meet its working capital needs.

    In May of 1998 the Company sold 2.1 million shares of its common stock though an initial public offering resulting in net cash proceeds to the Company of approximately $14.5 million.

    Management expects that the Company will have sufficient liquidity to meet ordinary short-term and business needs for the foreseeable future. Sources of liquidity generally available to the Company include cash from operations, cash and cash equivalents, availability under existing credit facilities, and borrowings from other sources.

    OPERATING ACTIVITIES. The Company's operating activities generated $6.6 million in cash in 1998 compared to a cash usage of $785 in 1997. The primary factor causing the increase in cash flow in 1998 was the collection of accounts receivable and retained amounts for substantially completed projects.

    INVESTING ACTIVITIES. The Company's capital expenditures totaled $1.2 million in 1998 compared to $0.4 million in 1997. The increase is primarily attributable to the commencement of activities in the Philippines and additional engineering offices in Thailand and the Philippines. During 1999, the Company intends to invest $2.0 million to $4.0 million in a new manufacturing facility in the United States and $2.0 million to $3.0 million in new equipment for the United States and Mexico facilities.

    During 1998 the Company contributed $0.6 million in capital to joint ventures in the Philippines, Mexico and the PRC compared to $0.1 million in 1997. The Company loaned $0.8 million to the developer of a joint venture in the PRC during 1998. In 1999 the Company intends to convert the note into an investment in the joint venture and invest an additional $2.0 million to $4.0 million for the completion of the facility.

    FINANCING ACTIVITIES. Cash generated by financing activities increased to $15.0 million from $0.4 million in 1997. The increase was due primarily to the issuance of common stock for $14.5 million.

    On May 28, 1998, the Company completed the registration and issuance of 2,000,000 shares of the Company's $0.0001 par value common stock resulting in net proceeds after deducting estimated issuance costs of approximately $13.5 million. On July 9, 1998, the Company's underwriters exercised their over-allotment option with respect to 143,000 shares resulting in net proceeds of approximately $1.0 million. The proceeds of the offering will be used to establish or acquire an interest in a fabrication facility in the PRC, capital expenditures in connection with a joint venture in Mexico, capital expenditures at its Johnson City, Tennessee fabrication facility, working capital and general corporate purposes. In addition, increased stockholders' equity resulting from the offering will allow the Company to secure more and larger bonding facilities. Pending the complete application of the net proceeds the Company has invested the net proceeds in short-term, interest-bearing, investment grade securities.

    The Company maintains lines of credit with commercial banks in the United States and in Hong Kong totaling $2.3 million. The lines of credit are used to provide letters of credit in connection with the importation of goods, overdraft facilities and short-term financing. The lines of credit are collateralized by $2 million in the form of certificates of deposit and, in the case of the Hong Kong line, by the personal guarantee of the Chairman of the Company. The personal guarantee of the Chairman of the Company was vacated in December 1998. The lines of credit are fully collateralized and carry no restrictive covenants such as minimum balances or ratios. During 1998 the Company drew a net $0.3 million under its credit facilities compared to $0.5 million in 1997. As of October 31, 1998, the Company had approximately $1.3 million in borrowings under its lines of credit.

YEAR 2000 COMPLIANCE

    The Company has undertaken a project to address the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 (Y2K). The project is divided into three phases:

    - Phase I involves identifying areas where Y2K problems exist or may exist. This phase includes both IT and non-IT systems. And the surveying of suppliers and customers.

    - Phase II involves repairing or replacing items that are not Y2K compliant including computer hardware and software. This phase also involves identifying alternative sources of supply for major vendors that are not Y2K compliant.

    - Phase III involves testing significant systems and processes to assure their Y2K compliance.

    Phase I is approximately 80% complete. The Company's main processes are computer-assisted design and development of curtain-wall systems, manufacturing information, and financial applications. The result of the Company's assessment of potential Y2K problems indicates that the natures of the Company's operations are such that there are few in-house date sensitive processes that could be expected to cause damage to the Company's assets or have a material effect on revenues. The survey of suppliers and customers is approximately 50% complete. The survey results received so far indicate that about half of the Company's suppliers of construction materials in the United States are Y2K compliant or have active Y2K programs. Suppliers in other countries, mainly China, Thailand and the Philippines typically employ manual processes. The remainder of Phase I should be completed by May of 1999.

    Phase II is approximately 50% complete. Operating system and software patches have been received from developers or have been promised on specific timetables. The Company has used the technical services of IBM to conduct a Y2K upgrade to one computer system. Company personnel are handling all other Y2K upgrades. Replacements for non-compliant hardware are taking place on a normal rotation. Phase II is expected to be completed by June 30, 1999.

    Phase III testing of replacement software and upgraded hardware should be completed by August 31, 1999.

    The Company's costs incurred in connection with achieving Y2K are not expected to be material. However, the Company does not separately track the internal costs incurred for the Y2K project since such costs are principally the related payroll costs for information systems employees. The total amount of external costs expended to date is under five thousand dollars. Management estimates the total external costs to be less than thirty thousand dollars.

    The most reasonably likely worst case scenario of a major Y2K failure would be the failure of several major suppliers to deliver required materials on time. As discussed above, this would involve mainly suppliers in North America. In such a case the Company could experience project delays of up to two weeks. Such delays could result in higher levels of overtime for production and field installation workers as well as liquidating damages if projects are at critical stages near completion. The costs in such a case could be $1.5 million.

    Contingency plans are being formulated to minimize any Y2K problems. In-house computer systems are expected to be Y2K compliant by August 1999. The Company's purchasing agents and project managers will receive special training during the summer of 1999 on how to increase their monitoring and expediting of suppliers to reduce the impact of any production-related delays.

    Management believes that the Company is adequately prepared for the year 2000 and that its Y2K project will mitigate any material effect on the Company's financial position, results of operations or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

    A discussion of recently issued accounting standards is presented in Note 23 to the Company's consolidated financial statements in Item 8.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    GENERAL. The Company's projects are awarded by private or governmental entities in a competitive bidding process. Due to the nature of the bidding and award process, the Company has experienced, and in the future expects to experience, significant delays in project awards. No assurance can be given that the timing of a project award will be consistent with the Company's expectations. In addition, numerous factors, many of which are out of the Company's ability to control, have caused and will continue to cause substantial variations in its results of operations in any quarterly or annual reporting period. Some of these factors are:

    - Downturns in one or more segments of the construction industry;

    - Changes in economic conditions;

    - The failure of project owners to obtain adequate construction financing;

    - The failure of project general contractors to schedule other trades in a manner most efficient for Flour City;

    - The Company's failure to obtain or delays in awards of major projects;

    - The cancellation or delay of major projects, including cancellations or delays caused by job-site labor problems and jurisdictional disputes; or

    - The Company's failure to timely replace projects that have been completed or are nearing completion.

Any of these factors could cause the Company's results of operations to fluctuate significantly from period to period, including on a quarterly basis.

    FOREIGN EXCHANGE RISKS. The Company generally attempts to mitigate foreign exchange risk by entering into contracts providing for payment in United States dollars instead of the local currency wherever possible. Nonetheless, local currency must be used to pay for local labor, raw materials or other local country costs of operations. The Company currently has contracts denominated in the Hong Kong dollar, Thai baht and Philippine peso. Future contracts may be denominated in the currency of other countries. The Company maintains cash, short-term debt (based on floating interest rates), accounts receivable, and accounts payable in several currencies. The functional currencies in which those accounts are maintained match the functional currencies of construction contracts in process. Accounts are also maintained in United States dollars in all countries in which the Company operates. The following table shows the October 31, 1998, United States dollar translated balances of selected non-US dollar denominated current accounts by the currency in which they are maintained:

                                                                    HONG
                                                                    KONG                PHILIPPINE
($ IN MILLIONS)                                                   DOLLARS    THAI BAHT    PESOS
---------------------------------------------------------------  ----------  ---------  ----------
Cash and restricted cash.......................................       $0.3        $1.5       $1.1
Short-term debt................................................        0.5      --          --
Accounts and claim receivable..................................      --            2.7      --
Accounts payable and accrued expenses..........................        0.6         1.4      --
                                                                     -----   ---------  ----------
                                                                     -----   ---------  ----------
US dollar exchange rate at October 31, 1998....................      7.736      36.065     40.380

Materials and services to perform project contracts are procured globally. Aluminum extrusion is typically the largest material cost and is generally denominated in United States dollars. Glass purchases are generally denominated in United States dollars unless sourced locally in a foreign locale. The expenses associated with erection services are generally denominated in local currency. To the extent that foreign currencies weaken against the United States dollar, the Company will experience translation losses due to the revaluation of accounts payable, accounts receivable and other asset and liability accounts.

    The Company generally attempts to contract to secure compensation for devaluation of local currencies relative to the United States dollar. In these instances, although the Company may incur translation losses, the Company seeks to offset such losses by increases in the amount of local currency payable to the Company under contract so as to approximate the original United States dollar equivalent value of the contract. There can be no assurance that the Company will be successful in negotiating contracts with terms that maintain an United States dollar equivalency. As of October 31, 1998, the Company's backlog of non-US dollar based contracts totaled approximately $29.5 million. Of that amount contract provisions to ensure United States dollar equivalency did not protect approximately $19.1 million. Exchange rate fluctuations in local currency denominated contracts that do not have a United States dollar equivalency, and in exchange rates in general, could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

    EMPIRE TOWERS PROJECT. The Company has substantially completed a project located in Bangkok, Thailand (the "Empire Towers Contract") which is denominated in Thai baht. At October 31, 1998, the total amounts due to the Company under the Empire Towers Contract are the baht equivalent of $2.7 million including $1.7 million in construction receivables and $1.0 million in claims receivable for currency exchange losses. During 1998, the counterparty to the Empire Towers Contract acknowledged liability for the baht equivalent of approximately $4.0 million in exchange losses. $3.0 million of that acknowledged liability had been collected as of October 31, 1998. The remaining $1.0 million has been deferred to the final completion of the contract which is scheduled for 1999. Management believes that all amounts due under the Empire Towers contract are collectable.

    POLITICAL UNCERTAINTIES. The Company operates in several countries including countries in Asia and in Mexico. Economic development in countries in which the Company operates may be limited by the imposition of measures intended to control economic conditions and the inadequate development of an infrastructure to support manufacturing and large-scale construction projects. Changes in governmental policies as well as general economic conditions including interest rates or rates of inflation could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of October 31, 1998, the Company had no holdings of commodity-based instruments, long-term debt instruments, forward contracts, futures contracts, firmly committed foreign sales contracts, interest rate swaps, currency swaps, or other items in the nature of derivative financial instruments. The Company does maintain cash, short-term debt (based on floating interest rates), accounts receivable, and accounts payable in several currencies. For a discussion of foreign exchange risks, see "Factors That May Affect Future Results" in Management's Discussion and Analysis of Financial Conditions and Results of Operations, in Item 7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report..............................................    19

Consolidated Balance Sheets...............................................    20

Consolidated Statements of Income.........................................    21

Consolidated Statements of Cash Flow......................................    22

Consolidated Statements of Stockholders' Equity...........................    23

Notes To The Financial Statements.........................................    24

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of

Flour City International, Inc.

    We have audited the accompanying consolidated balance sheets of Flour City International, Inc. (the "Company") as of October 31, 1998 and 1997, and the consolidated statements of income, cash flows and stockholders' equity for each of the three years ended October 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Flour City International, Inc. at October 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years ended October 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

December 11, 1998
Nashville, Tennessee

                         FLOUR CITY INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                 AT OCTOBER 31,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
                                           ASSETS

Cash and cash equivalents...................................................................  $  19,297  $     342
Restricted cash (NOTE 3)....................................................................      3,887      3,046
Accounts receivables, net (NOTE 4)..........................................................      8,124     13,402
Claims receivable (NOTE 5)..................................................................        970     --
Notes receivable (NOTE 6)...................................................................      1,395      1,395
Costs and estimated earnings in excess of billings on uncompleted contracts
  (NOTE 7)..................................................................................      3,314        774
Deferred income taxes (NOTE 18).............................................................        204        697
Other current assets........................................................................      2,244        445
                                                                                              ---------  ---------
      Total current assets..................................................................     39,435     20,101
Plant and equipment, net (NOTE 8)...........................................................      1,454        455
Other assets (NOTE 9).......................................................................      1,362        527
                                                                                              ---------  ---------
      Total assets..........................................................................  $  42,251  $  21,083
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term debt (NOTE 10)...................................................................  $   1,282  $     949
Accounts payable and accrued expenses (NOTE 11).............................................      4,119      3,546
Accounts payable to related parties (NOTE 12)...............................................         79        148
Billings in excess of costs and estimated earnings on uncompleted contracts
  (NOTE 7)..................................................................................      8,543      5,857
Other current liabilities...................................................................        485      1,088
                                                                                              ---------  ---------
      Total current liabilities.............................................................     14,508     11,588
Negative goodwill, net (NOTE 13)............................................................      1,384      1,821
                                                                                              ---------  ---------
      Total liabilities and deferred credits................................................     15,892     13,409
                                                                                              ---------  ---------
Commitments and contingencies (NOTE 14).....................................................     --         --
Minority interests in equity of consolidated subsidiaries...................................        207     --
Stockholders' equity (NOTE 15):
  Preferred stock, par value $0.0001; authorized 5,000,000 shares; no shares issued.........     --         --
  Common stock, par value $0.0001; authorized 50,000,000 shares; issued and outstanding
    6,267,539 and 30,516,667 shares at October 31, 1998 and 1997 respectively...............     --              3
  Additional paid-in-capital................................................................     14,788        529
  Retained earnings.........................................................................     10,798      6,825
  Deferred foreign currency translation adjustment..........................................        697        792
  Other stockholders' equity................................................................       (131)      (475)
                                                                                              ---------  ---------
      Total stockholders' equity............................................................     26,152      7,674
                                                                                              ---------  ---------
        Total liabilities and stockholders' equity..........................................  $  42,251  $  21,083
                                                                                              ---------  ---------
                                                                                              ---------  ---------

 The Notes To The Financial Statements are an integral part of these financial statements.

                         FLOUR CITY INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                       YEAR ENDED OCTOBER 31,
                                                                                  ---------------------------------
                                                                                     1998        1997       1996
                                                                                  ----------  ----------  ---------
Revenues........................................................................  $   32,280  $   31,875  $   6,684
Cost of revenues................................................................     (21,231)    (18,030)    (3,665)
                                                                                  ----------  ----------  ---------
  Gross margin..................................................................      11,049      13,845      3,019
Selling, general and administrative expenses....................................      (6,783)     (6,117)    (1,353)
Amortization, net...............................................................         323         258     --
                                                                                  ----------  ----------  ---------
  Operating profit..............................................................       4,589       7,986      1,666
Foreign currency transaction losses.............................................        (380)     (1,337)    --
Other income (expense), net (NOTE 17)...........................................         685         370        (97)
                                                                                  ----------  ----------  ---------
  Income before income taxes and minority interests.............................       4,894       7,019      1,569
Income taxes (NOTE 18)..........................................................        (868)     (1,752)      (149)
Minority interests in earnings of consolidated subsidiaries.....................         (53)          6         (9)
                                                                                  ----------  ----------  ---------
  Net income....................................................................  $    3,973  $    5,273  $   1,411
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------

Net income per share:
  Basic.........................................................................  $     0.82  $     1.33  $    0.36
  Diluted.......................................................................  $     0.78  $     1.21  $    0.32
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------
Weighted average shares outstanding:
  Basic.........................................................................       4,847       3,960      3,960
  Diluted.......................................................................       5,065       4,359      4,359
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------

 The Notes To The Financial Statements are an integral part of these financial statements.

                         FLOUR CITY INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        YEAR ENDED OCTOBER 31,
                                                                                    -------------------------------
                                                                                      1998       1997       1996
                                                                                    ---------  ---------  ---------
Cash flows from operating activities:
  Net income......................................................................  $   3,973  $   5,273  $   1,411
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Depreciation and amortization...............................................       (180)      (227)        43
      Non-cash stock compensation.................................................         55         57     --
      Deferred income taxes.......................................................        493        803     --
      Income (loss) accruing to minority interests................................         53         (8)         8
      Equity in loss of joint ventures............................................          4          8        235
    Changes in assets and liabilities net of effects of acquisitions of businesses:
      Restricted deposits.........................................................       (841)      (688)    (2,357)
      Accounts receivable.........................................................      5,278     (2,034)      (936)
      Claims receivable...........................................................       (970)    --         --
      Costs, estimated earnings and billings, net.................................        146     (6,857)     1,413
      Other current assets........................................................     (1,799)       563       (486)
      Other assets................................................................        206       (276)      (277)
      Accounts payable and accrued expenses.......................................        573      1,909         81
      Other current liabilities...................................................       (330)       587       (176)
      Accounts payable to related parties.........................................        (69)       105         43
                                                                                    ---------  ---------  ---------
        Net cash provided by (used in) operating activities.......................      6,592       (785)      (998)
                                                                                    ---------  ---------  ---------
Cash flows from investing activities:
  Purchase of property, plant and equipment.......................................     (1,197)      (372)      (109)
  Investment in joint venture corporations........................................       (601)       (64)      (151)
  Increase in other accounts and notes receivable.................................       (776)    --         --
                                                                                    ---------  ---------  ---------
    Net cash used in investing activities.........................................     (2,574)      (436)      (260)
                                                                                    ---------  ---------  ---------
Cash flows from financing activities:
  Payments on bank borrowings.....................................................     (1,167)    --         --
  Proceeds from bank borrowings...................................................      1,500        534        329
  Changes in minority interest....................................................        154     --         --
  Cash dividends paid.............................................................     --           (109)      (120)
  Issuance of common stock........................................................     14,545     --         --
                                                                                    ---------  ---------  ---------
    Net cash provided by financing activities.....................................     15,032        425        209
                                                                                    ---------  ---------  ---------
Effect of exchange rate changes on cash...........................................        (95)      (263)    --
                                                                                    ---------  ---------  ---------
    Net increase (decrease) in cash and cash equivalents..........................     18,955     (1,059)    (1,049)
  Cash and cash equivalents, beginning of year....................................        342      1,401      2,450
                                                                                    ---------  ---------  ---------
  Cash and cash equivalents, end of year..........................................  $  19,297  $     342  $   1,401
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
Supplemental cash flow information:
  Interest paid in cash...........................................................  $      46  $      52  $       9
  Income taxes paid in cash.......................................................      1,572        477        149
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

 The Notes To The Financial Statements are an integral part of these financial statements.

                         FLOUR CITY INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                          DEFERRED
                                          COMMON STOCK         ADDITIONAL                 CURRENCY                   TOTAL
                                    -------------------------    PAID-IN     RETAINED    TRANSLATION             STOCKHOLDERS'
                                       SHARES       AMOUNT       CAPITAL     EARNINGS    ADJUSTMENT     OTHER       EQUITY
                                    ------------  -----------  -----------  -----------  -----------  ---------  -------------
BALANCE AT OCTOBER 31, 1995.......           100   $  --        $  --        $     370    $  --       $  --        $     370
Net income........................       --           --           --            1,411       --          --            1,411
Dividend of $1,200 per share......       --           --           --             (120)      --          --             (120)
                                    ------------  -----------  -----------  -----------  -----------  ---------  -------------

BALANCE AT OCTOBER 31, 1996.......           100      --           --            1,661       --          --            1,661
Net income........................       --           --           --            5,273       --          --            5,273
Dividend of $1,095 per share......       --           --           --             (109)      --          --             (109)
Recapitalization in connection
  with FCI's acquisition of FCAM
  Pacific.........................     8,999,900           1           (1)      --           --          --           --
Employee stock grant..............     1,000,000      --              344       --           --            (344)      --
Compensation expense..............       --           --           --           --           --              57           57
Issuance of shares and
  recapitalization in connection
  with the IFI merger.............    20,516,667           2          186       --           --            (188)      --
Currency translation..............       --           --           --           --              792      --              792
                                    ------------  -----------  -----------  -----------  -----------  ---------  -------------

BALANCE AT OCTOBER 31, 1997.......    30,516,667           3          529        6,825          792        (475)       7,674
Net income........................       --           --           --            3,973       --          --            3,973
Reverse stock split...............   (26,157,073)         (3)           3       --           --          --           --
Repurchase of shares..............      (235,055)     --             (289)      --           --             289       --
Sale of shares....................     2,143,000      --           14,545       --           --          --           14,545
Compensation expense..............       --           --           --           --           --              55           55
Currency translation..............       --           --           --           --              (95)     --              (95)
                                    ------------  -----------  -----------  -----------  -----------  ---------  -------------

BALANCE AT OCTOBER 31, 1998.......     6,267,539   $  --        $  14,788    $  10,798    $     697   $    (131)   $  26,152
                                    ------------  -----------  -----------  -----------  -----------  ---------  -------------
                                    ------------  -----------  -----------  -----------  -----------  ---------  -------------

 The Notes To The Financial Statements are an integral part of these financial statements.

                         FLOUR CITY INTERNATIONAL, INC.

                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. GENERAL

    Flour City International, Inc. and its majority owned subsidiaries (the "Company") are primarily engaged in the design, engineering, manufacture, and installation of custom curtain-wall systems for the construction industry. The Company is a successor to another company of the same name incorporated on January 16, 1997, and International Forest Industries Inc., a dormant corporation founded in 1987 (IFI). Flour City International, Inc. merged with and into IFI on May 16, 1997. IFI was the surviving corporation and changed its name to Flour City International, Inc. Flour City Architectural Metals, Inc.
(FCAM) was purchased from Armco, Inc. in January 1997. The Company acquired Flour City Architectural Metals (Pacific) Ltd. (FCAM Pacific) in January 1997 through a share exchange. The merger between the Company and IFI and the share exchange between the Company and FCAM Pacific have been accounted for as recapitalizations. The acquisition of FCAM has been accounted for as a purchase. Financial information of the Company for periods before January 1997 refers to the operations of FCAM Pacific only. See Note 13--Business Combinations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Flour City International, Inc. and its wholly owned and majority owned subsidiaries after elimination of material intercompany accounts and transactions. Less than majority owned affiliates over which the Company exercises significant influence are accounted for as equity investments. Less than twenty percent owned affiliates over which the company cannot exercise significant influence are carried at cost.

    The consolidated financial statements include accounts of foreign entities prepared in accordance with statutory requirements of various countries. There is no material difference between the method of accounting in foreign entities and generally accepted accounting principles in the United States.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to construction and other contracts, litigation, and contingencies, based on current available information. Changes in facts and circumstances may result in revised estimates.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash on hand, cash accounts, interest bearing savings accounts, and repurchase agreements with original maturities of three months or less.

RESTRICTED CASH

    Restricted cash consists of cash, certificates of deposit and interest bearing securities maturing within twelve months from the date of purchase that have been set aside to collateralize performance bonds, lines of credit and standby letters of credit. The market value of such certificates of deposit and securities approximates cost.

                         FLOUR CITY INTERNATIONAL, INC.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ACCOUNTS RECEIVABLE

    Accounts receivable includes amounts billed on construction contracts after allowance for doubtful accounts. In accordance with construction industry practices accounts receivable includes certain amounts that are withheld and retained by customers until completion and acceptance of the contracts.

PLANT AND EQUIPMENT

    Plant and equipment are carried at cost. Additions, major renewals and improvements are capitalized; maintenance and repairs that do not extend asset lives are charged to operations as incurred. Gains and losses on the disposition of property, plant and equipment are reflected in other income. Depreciation is generally computed on the straight line method based on useful lives of 3 to 15 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the terms of the respective leases.

INTANGIBLE ASSETS

    Negative goodwill, a deferred credit, is amortized on the straight-line method over 5 years.

ASSET IMPAIRMENT

    The Company reviews its long-lived assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are charged to income when recognized.

EMPLOYEE BENEFITS

    The Company offers medical, dental, life insurance, and defined contribution plans, in the form of 401-K plans, to its full-time United States based salaried employees and hourly employees at its Tennessee manufacturing facility. Hourly employees at United States job sites are covered by multi-employer union plans to which the Company makes regular contributions. The Company does not provide any other retirement or postretirement benefits. All costs of employee benefit plans are charged to operations as incurred.

FOREIGN CURRENCY TRANSLATION

    The Company has significant investments in foreign operations. The financial statements of the Company's subsidiaries located outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities of those subsidiaries are translated at the rates of exchange at the balance sheet date. The resulting translation adjustment for the current period is included as an adjustment to stockholders' equity. Income and expense items are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions are included in income when incurred.

REVENUE RECOGNITION

    Construction contracts are accounted for under the percentage of completion method, whereby revenues are recognized as work on a contract progresses based on cost incurred to date as a percent of total estimated costs for the contract. Costs are charged to operations as incurred and include material, labor, subcontractor costs, and overheads. Changes in estimates are recognized in the period in which they

                         FLOUR CITY INTERNATIONAL, INC.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) are determinable using the cumulative catch-up method of accounting. Claims for delays, incomplete specifications, or similar items are presented to customers from time to time. Such claims involve negotiations and sometimes litigation. Claims and contract change orders are considered in the contract estimate at such time as realization is probable. Anticipated losses on contracts are charged to operations as soon as they are determinable. Revenues of replacement parts are recognized upon shipment. Contracts with governmental units are based on commercial terms and are not subject to renegotiations.

INCOME TAXES

    The provision for income taxes includes federal, foreign, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. A substantial portion of the undistributed earnings of foreign subsidiaries has been reinvested and is not expected to be remitted to the parent company. Accordingly, no federal income taxes have been provided on such earnings.

EARNINGS PER SHARE

    Earnings per common share are computed based on the weighted average number of common shares outstanding. Historical earnings per common share are presented after giving effect to subsequent stock splits and recapitalizations.

RECLASSIFICATIONS

    Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation.

NOTE 3. RESTRICTED CASH (IN THOUSANDS)

    Restricted cash includes $1,887 and $2,772 at October 31, 1998 and 1997, respectively, of deposits guaranteeing the Company's performance on construction contracts plus $2,000 and $274, respectively, of cash and certificates of deposit that collateralize the Company's credit facilities. All such cash, deposits and certificates of deposit mature within twelve months of purchase and earn market rates of interest that accrue to the benefit of the Company.

NOTE 4. ACCOUNTS RECEIVABLE (IN THOUSANDS)

                                                                              AT OCTOBER 31,
                                                                           --------------------
                                                                             1998       1997
                                                                           ---------  ---------
Contract receivables:
  Completed contracts....................................................  $     625  $   1,790
  Uncompleted contracts..................................................      3,036      7,883
  Retained...............................................................      5,002      4,882
                                                                           ---------  ---------
Accounts receivable......................................................      8,663     14,555
Less: Allowance for doubtful accounts....................................       (539)    (1,153)
                                                                           ---------  ---------
Accounts receivable, net.................................................  $   8,124  $  13,402
                                                                           ---------  ---------
                                                                           ---------  ---------

                         FLOUR CITY INTERNATIONAL, INC.

NOTE 4. ACCOUNTS RECEIVABLE (IN THOUSANDS) (CONTINUED)
    During the year ended October 31, 1998, $945 of accounts receivable related to completed contracts were determined uncollectable and written off against the allowance for doubtful accounts. Also during 1998, the allowance for doubtful accounts was increased by $331 by charging a provision to sales, general and administrative expenses.

NOTE 5. CLAIMS RECEIVABLE (IN THOUSANDS)

    Claims receivable at October 31, 1998, consists of a $970 claim against the owner-developer of the Empire Towers project in Bangkok, Thailand for additional monies owned the Company due to the 1997 devaluation of the Thai baht. At October 31, 1998, total amounts due from this one customer, including this claim, are the Thai baht equivalent of approximately $2.7 million. The Company believes that all amounts due will be collected by the completion of the project, currently scheduled for 1999.

NOTE 6. NOTES RECEIVABLE (IN THOUSANDS)

    At October 31, 1997 and 1998, notes receivable includes a $1,395 non interest bearing unsecured note from Armco payable upon the Company either posting a performance bond or completing and relieving Armco of performance obligations on contracts assumed on the purchase of FCAM from Armco. The Company believes it is in compliance with the terms of the FCAM purchase agreement and expects the note to be paid during 1999.

NOTE 7. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS (IN THOUSANDS)

                                                                           AT OCTOBER 31,
                                                                       -----------------------
                                                                          1998         1997
                                                                       -----------  ----------
Job to date costs incurred on uncompleted contracts..................  $    58,857  $   60,633
Job to date estimated earnings recorded on uncompleted contracts.....       17,309      11,862
Less: Job to date billings on uncompleted contracts..................      (81,395)    (77,580)
                                                                       -----------  ----------
                                                                       $    (5,229) $   (5,083)
                                                                       -----------  ----------
                                                                       -----------  ----------
Included in accompanying balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted
  contracts..........................................................  $     3,314  $      774
Billings in excess of costs and estimated earnings on uncompleted
  contracts..........................................................       (8,543)     (5,857)
                                                                       -----------  ----------
                                                                       $    (5,229) $   (5,083)
                                                                       -----------  ----------
                                                                       -----------  ----------

                         FLOUR CITY INTERNATIONAL, INC.

NOTE 8. PLANT AND EQUIPMENT (IN THOUSANDS)

                                                                                 AT OCTOBER 31,
                                                                              --------------------
                                                                                1998       1997
                                                                              ---------  ---------
Leasehold improvements......................................................  $      95  $      73
Equipment and vehicles......................................................        873        383
Furniture and fixtures......................................................        499        162
Construction in progress....................................................        344     --
                                                                              ---------  ---------
Plant and equipment at cost.................................................      1,811        618
Less: Accumulated depreciation..............................................       (357)      (163)
                                                                              ---------  ---------
Plant and equipment, net....................................................  $   1,454  $     455
                                                                              ---------  ---------
                                                                              ---------  ---------

    For the years ended October 31, 1998, 1997 and 1996, depreciation expense totaled $198, $88 and $43, respectively. Of these amounts $52, $8 and none, respectively, were included in costs of revenues, and $146, $80 and $43 were included in selling, general and administrative expenses.

NOTE 9. OTHER ASSETS (IN THOUSANDS)

                                                                                  AT OCTOBER 31,
                                                                               --------------------
                                                                                 1998       1997
                                                                               ---------  ---------
Long-term note receivable....................................................  $     776  $  --
Investment in unconsolidated affiliates......................................        517        193
Receivable from joint ventures...............................................     --            177
Other........................................................................         69        157
                                                                               ---------  ---------
    Other assets.............................................................  $   1,362  $     527
                                                                               ---------  ---------
                                                                               ---------  ---------

    At October 31, 1998, long-term note receivable consists of an unsecured non interest-bearing advance of $776 to the organizer of a joint venture manufacturing facility in the PRC. The Company expects the advance will be converted to part of the Company's investment in the joint venture during 1999. See Note 13--Business Combinations.

                         FLOUR CITY INTERNATIONAL, INC.

NOTE 10. SHORT-TERM DEBT (IN THOUSANDS)

                                                                                AT OCTOBER 31,
                                                                             --------------------
                                                                               1998       1997
                                                                             ---------  ---------
Credit facilities available................................................  $   2,293  $   1,282
Drawn balance..............................................................  $   1,282  $     949
Composite interest rate....................................................        9.0%     10.25%
                                                                             ---------  ---------
                                                                             ---------  ---------

                                                                           FOR THE YEAR ENDED
                                                                               OCTOBER 31,
                                                                     -------------------------------
                                                                       1998       1997       1996
                                                                     ---------  ---------  ---------
Maximum outstanding................................................  $   1,598  $     949  $     455
Average outstanding................................................  $     977  $     181  $     114
Weighted average interest rate.....................................        7.9%      9.50%     10.25%
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

    Short-term debt consists of the drawn balances of credit facilities collateralized by restricted cash and certificates of deposit. The credit facilities available to the Company consist of a $1.0 million revolving line of credit in the United States that bears interest at LIBOR plus 175 basis points and a $1,293 combination overdraft and import line of credit in Hong Kong that bears interest at the HSBC-Hong Kong Bank prime rate plus 200 basis points. The United States line of credit is collateralized by a $1.0 million certificate of deposit. The Hong Kong line of credit is collateralized by a $1.0 million standby letter of credit, that is cross collateralized by a $1.0 million certificate of deposit, and the personal guarantee of the Chairman of the Company. The personal guarantee of the Chairman of the Company was removed in December 1998.

NOTE 11. ACCOUNTS PAYABLE (IN THOUSANDS)

    At October 31, 1998 and 1997, accounts payable included $600 and $377, respectively, of amounts due to subcontractors which have been retained pending completion and customer acceptance of jobs.

NOTE 12. RELATED PARTY TRANSACTIONS (IN THOUSANDS)

    Accounts payable to related parties included $79 and $148, respectively, of outstanding loans payable to directors and shareholders of the Company's Thailand subsidiary at October 31, 1998 and 1997 respectively. The loans are unsecured, carry no interest, and have no fixed term of repayment.

    The Chairman of the Company has indirect personal interests in two joint ventures with whom the Company conducts business. Sales to joint venture companies for the years ended October 31, 1998, 1997 and 1996 were $0, $111 and $370 respectively. At October 31, 1998 payables to joint venture companies totaled $78. At October 31, 1997 receivables from joint venture companies totaled $177.

NOTE 13. BUSINESS COMBINATIONS (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

    On May 25, 1998, the Company formed a joint venture with The Arlo Aluminum Corporation for the fabrication, assembly and installation of curtainwall systems in the Philippines. The Company contributed $200 in cash, plus the design and engineering for two projects, for a fifty-five percent ownership in the joint venture.

                         FLOUR CITY INTERNATIONAL, INC.

NOTE 13. BUSINESS COMBINATIONS (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(CONTINUED)
    On June 4, 1998, the Company formed a joint venture with a subsidiary of Groupo IMSA, S.A. de C.V. for the construction and operation of a curtainwall manufacturing facility in Monterrey, Mexico. The Company contributed equipment with no book value and cash of $284 for a forty-five percent ownership in the joint venture.

    On May 16, 1997, the Company entered into a merger with International Forest Industries, a dormant Nevada corporation, (IFI) whereby IFI acquired all the stock in Flour City International in exchange for 2,931,034 shares of IFI. Flour City International was merged into IFI and dissolved. IFI immediately changed its name to Flour City International, Inc. The prior owners of IFI received eight percent of the stock of the combined company. The merger between FCI and IFI has been accounted for as a recapitalization.

    On January 17, 1997, the Company merged with FCAM Pacific in a share exchange whereby the owners of Hockley International Limited, a British Virgin Islands corporation (the former name of FCAM Pacific), exchanged all their shares for 1,285,700 of the Company's shares. The prior owners of FCAM Pacific retained eighty percent of the stock in the Company with ten percent held by the management of FCAM. The share exchange with FCAM Pacific was treated as a recapitalization.

    On January 17, 1997, effective January 1, 1997, the Company acquired all the capital stock of FCAM for a nominal amount in a purchase agreement with Armco, Inc. The acquisition of FCAM from Armco has been accounted for as a purchase. The net amount paid (one hundred dollars) was allocated to the fair value of the assets, liabilities and contracts assumed, with the excess of fair value of net assets acquired used to first reduce plant and equipment to zero and then credited to negative goodwill. The purchase price was allocated to assets and liabilities as follows:

Accounts receivable................................................  $   7,972
Other assets.......................................................        252
Deferred income taxes..............................................      1,500
Note receivable--Armco (NOTE 6)....................................      1,395
Payables and other current liabilities.............................     (1,447)
Billings in excess of cost and estimated earnings on uncompleted
  contracts........................................................     (7,487)
Negative goodwill..................................................     (2,185)
                                                                     ---------
                                                                     ---------

    The operating results of FCAM have been included in the Consolidated Statements of Income from January 1, 1997, the effective date of acquisition. On the basis of an unaudited pro forma consolidation of the results of operations as if the acquisition had taken place at November 1, 1995, consolidated revenues would have been $24,283 and $35,229 for the years ended October 31, 1996 and 1997, respectively. Consolidated pro forma net income (loss) and diluted net income (loss) per share would have been $(1,441) and $5,471 or $(.33) per share and $1.26 per share for the years ended October 31, 1996 and 1997, respectively. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of fiscal 1996. In computing the pro forma amounts, no adjustment has been made to retroactively reflect the amounts allocated to the fair value of the contracts acquired form FCAM on January 1, 1997, as it is not possible to recast what values would have been attributable to such contracts at November 1, 1995 nor what effect such contracts might have had on the purchase price of FCAM.

                         FLOUR CITY INTERNATIONAL, INC.

NOTE 14. COMMITMENTS AND CONTINGENCIES (IN THOUSANDS)

LEASES

    The Company has commitments under operating leases for certain equipment and facilities. Rental expense for 1998, 1997 and 1996 was $588, $402 and $153, respectively. As of October 31, 1998, the minimum future lease payments, including cancellation provisions, to which the Company was obligated are:

YEAR ENDING OCTOBER 31,
------------------------------------------------------------
1999........................................................          $     402
2000........................................................                127
2001........................................................                  8
2002........................................................             --
2003........................................................             --
                                                                          -----
Total minimum lease payments................................          $     537
                                                                          -----
                                                                          -----

    LITIGATION

    The Company is party to various legal actions that are common and frequent in the construction industry none of which represent material claims.

ENVIRONMENTAL

    Prior to the Company's purchase of FCAM from Armco, FCAM operated facilities that allegedly generated hazardous substances. FCAM has been name as a potentially responsible party (PRP) in relation to several sites for actions that allegedly occurred prior to the Company's purchase of FCAM. Pursuant to the terms of the Armco sale, Armco agreed to defend, indemnify and hold harmless the Company in connection with certain lawsuits, including environmental claims associated with any property owned by FCAM at or before the date of sale. Any and all cleanup responsibility and litigation with respect to such environmental claims have been assumed by Armco pursuant to the sale agreement. The Company believes that to the extent FCAM incurs any loss or liability in connection with any such actions, it will be fully compensated by Armco. In the opinion of management, any ultimate liability with respect to these actions will not have a material impact on the financial position of the Company.

NOTE 15. STOCKHOLDERS' EQUITY (IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

    All references to the number of shares of the Company's common stock in these financial statements have been restated for the 1 for 7 reverse stock split effective May 21, 1998.

    On May 28, 1998, the Company completed the registration and issuance of 2,143,000 shares of the Company's $0.0001 par value common stock resulting in net proceeds after deducting issuance costs of approximately $14,545. The proceeds of the offering will be used to establish or acquire an interest in a fabrication facility in the People's Republic of China, capital expenditures in connection with a joint venture in Mexico, capital expenditures at its Johnson City, Tennessee fabrication facility, working capital and general corporate purposes.

                         FLOUR CITY INTERNATIONAL, INC.

NOTE 15. STOCKHOLDERS' EQUITY (IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION) (CONTINUED)
    One shareholder of IFI had subscribed to but not paid for 107,143 shares of IFI common stock for $188. The subscription was subject to repurchase by the Company at the subscription price. In November 1997 the Company exercised its repurchase right and the subscription receivable was cancelled and the shares returned to the Company.

    During 1997 the Company issued 2,931,034 shares in the merger with and into IFI and 1,285,700 shares in exchange for the stock of FCAM Pacific. See Note 13--Business Combinations.

    Three employees of the Company, in connection with their employment agreements effective November 1, 1997, were granted an aggregate of 399,714 shares of restricted common stock, including 256,857 shares issued at the time of the IFI merger. Such shares vest annually over a five-year period following the date of grant and have provisions for accelerated vesting if certain earnings targets are met. The fair value of the stock issued at the date of grant has been reflected as unearned compensation and is charged to operations over five years. One employee terminated his employment with the Company during 1998 and in accordance with his employment agreement, the Company repurchased 127,912 shares at par; unearned compensation was reduced by $101.

    Other stockholders' equity is comprised of stock subscriptions receivable and unearned compensation. The balances of stock subscriptions receivable and unearned compensation at October 31, 1998 were $0 and $131, respectively, and $188 and $287, respectively, at October 31, 1997.

NOTE 16. STOCK OPTIONS AND OTHER LONG-TERM INCENTIVE COMPENSATION AWARDS (IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

    The 1997 Stock Incentive Plan provides for the granting of stock options and other performance awards to employees and directors of the Company. As of October 31, 1998, no grants or awards had been made to employees. No options were issued by the Company prior to May 21, 1998. Effective May 21, 1998, the Company's outside directors were granted restricted nonqualified options of 20,000 shares each. The options are priced at $8.00 per share, vest annually over a four-year period beginning one year from the date of grant, and expire ten years from the date of grant. No options were exercised, forfeited, or expired during the year ended October 31, 1998. No options are currently exercisable.

                                                                         FOR THE YEAR ENDED
                                                                          OCTOBER 31, 1998
                                                                    ----------------------------
                                                                               WEIGHTED AVERAGE
                                                                     SHARES     EXERCISE PRICE
                                                                    ---------  -----------------
Balance at November 1.............................................     --             --
Options granted...................................................     60,000      $    8.00
Options exercised.................................................     --             --
Options forfeited.................................................     --             --
Options expired...................................................     --             --
                                                                    ---------          -----
Balance at October 31.............................................     60,000      $    8.00
                                                                    ---------          -----
                                                                    ---------          -----
Exercisable as October 31.........................................     --          $  --
                                                                    ---------          -----
                                                                    ---------          -----

                         FLOUR CITY INTERNATIONAL, INC.

NOTE 16. STOCK OPTIONS AND OTHER LONG-TERM INCENTIVE COMPENSATION AWARDS (IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION) (CONTINUED)

                                                                     FOR THE YEAR ENDED
                                                                      OCTOBER 31, 1998
                                                            ------------------------------------
                                                            WEIGHTED AVERAGE   WEIGHTED AVERAGE
                                                             EXERCISE PRICE       FAIR VALUE
                                                            -----------------  -----------------
Options granted:
  Exercise price equaled grant date stock price...........      $    8.00          $    3.58
  Exercise price exceeded grant date stock price..........      $  --              $  --
                                                                    -----              -----
                                                                    -----              -----

    The fair value is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.0%, no dividends, expected volatility of 20%, and expected lives of 10.0 years.

    The Company accounts for its stock-based compensation plans under APB 25--Accounting for Stock Issued to Employees. For stock options granted, the option price is not less than the market value of shares on the date of grant; therefore, no compensation cost has been recognized for stock options granted. Had compensation costs for these plans been determined under the provision of SFAS 123--Accounting for Stock-Based Compensation, the Company's net income and diluted earnings per share for the year ended October 31, 1998, would have been reduced to the following pro forma amounts:

                                                                         FOR THE YEAR ENDED
                                                                          OCTOBER 31, 1998
                                                                      ------------------------
                                                                      AS REPORTED   PRO FORMA
                                                                      -----------  -----------
Net income..........................................................   $   3,973    $   3,840
Diluted earnings per share..........................................   $    0.78    $    0.76
                                                                      -----------  -----------
                                                                      -----------  -----------

NOTE 17. OTHER INCOME (EXPENSE), NET (IN THOUSANDS)

                                                                        FOR THE YEAR ENDED OCTOBER 31,
                                                                        -------------------------------
                                                                          1998       1997       1996
                                                                        ---------  ---------  ---------
Interest income.......................................................  $     666  $     104  $      67
Interest expense......................................................        (59)       (52)        (9)
Operating results of nonconsolidated affiliates.......................        (15)        (8)      (235)
Other.................................................................         93        326         81
                                                                        ---------  ---------  ---------
    Other income (expense), net.......................................  $     685  $     370  $     (96)
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

                         FLOUR CITY INTERNATIONAL, INC.

NOTE 18. INCOME TAXES (IN THOUSANDS)

    The Company operates in several countries some of which tax only same-country source income and some of which have no income tax. FCAM Pacific was not subject to United States taxation prior to the January 1997 share exchange. Income before income taxes by country are:

                                                                  FOR THE YEAR ENDED OCTOBER 31,
                                                                  -------------------------------
                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------
United States...................................................  $   1,830  $   3,698  $  --
Hong Kong and the PRC...........................................     (3,723)      (385)      (714)
Malaysia and Thailand...........................................      6,586      3,706      2,283
Other...........................................................        201     --         --
                                                                  ---------  ---------  ---------
    Income before income taxes..................................  $   4,894  $   7,019  $   1,569
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    The provision for income taxes is based on the statutory rates in effect in each country where income is earned plus United States taxation on certain foreign source income and deferred tax items. The provision for income taxes consist of:

                                                                       FOR THE YEAR ENDED OCTOBER 31,
                                                                       -------------------------------
                                                                         1998       1997       1996
                                                                       ---------  ---------  ---------
Current:
  United States......................................................  $     259  $     697  $  --
  Hong Kong and the PRC..............................................        172     --         --
  Malaysia and Thailand..............................................     --            252        149
  Other..............................................................        (56)    --         --
                                                                       ---------  ---------  ---------
Provision for income taxes--current..................................        375        949        149
Deferred--United States..............................................        493        803     --
                                                                       ---------  ---------  ---------
    Provision for income taxes.......................................  $     868  $   1,752  $     149
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities and their tax bases. Deferred income taxes are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Aggregate deferred income tax amounts are:

                                                                       FOR THE YEAR ENDED OCTOBER 31,
                                                                       -------------------------------
                                                                         1998       1997       1996
                                                                       ---------  ---------  ---------
Net operating loss carryforwards in Hong Kong........................  $      85  $      53  $      59
Basis difference in contracts in process.............................         28        400     --
Allowance for doubtful accounts......................................        190        150     --
Other................................................................        (14)       147     --
Valuation allowance..................................................        (85)       (53)       (59)
                                                                       ---------  ---------        ---
Net deferred income taxes............................................  $     204  $     697  $  --
                                                                       ---------  ---------        ---
                                                                       ---------  ---------        ---

                         FLOUR CITY INTERNATIONAL, INC.

NOTE 18. INCOME TAXES (IN THOUSANDS) (CONTINUED)
    A valuation allowance has been established for deferred tax assets related to net operating loss carry forwards in Hong Kong which will be utilized in Hong Kong. United States income taxes have not been provided for $4,800 of accumulated earnings of foreign subsidiaries that are not expected to be repatriated.

                                                      FOR THE YEAR ENDED
                                                          OCTOBER 31,
                                                    -----------------------
                                                    1998     1997     1996
                                                    -----    -----    -----
Statutory United States federal income tax rate...   34.0%    34.0%    34.0%
Increase (reduction) in rate resulting from:
  Net operating losses of foreign subsidiaries not
    subject to United States income taxes.........   --       --      (17.5)%
  Profits of foreign subsidiaries taxed at less
    than the statutory rate.......................  (16.4)%   (9.4)%   (7.0)%
  United States state income taxes................    1.2%     3.1%    --
  Negative goodwill amortization..................   (3.0)%   (1.8)%   --
  Other...........................................    1.9%    (0.9)%   --
                                                    -----    -----    -----
Effective income tax rate.........................   17.7%    25.0%    (9.5)%
                                                    -----    -----    -----
                                                    -----    -----    -----

NOTE 19. EARNINGS PER SHARE (IN THOUSANDS EXCEPT SHARE INFORMATION)

    The acquisitions of FCAM Pacific by FCI and FCI by IFI described in Notes 1 and 13 have both been accounted for as recapitalizations. Accordingly, no value has been attributed to the shares issued and they are treated as being outstanding for all periods presented for purposes of computing earnings per share.

                                                                       FOR THE YEAR ENDED OCTOBER 31,
                                                                       -------------------------------
                                                                         1998       1997       1996
                                                                       ---------  ---------  ---------
Shares after recapitalizations.......................................      3,960      3,960      3,960
Weighted average effect of:
  Employee grants vested this year...................................         54     --         --
  Repurchased shares.................................................       (107)    --         --
  Issuance of shares.................................................        940     --         --
                                                                       ---------  ---------  ---------
    Weighted average basic shares....................................      4,847      3,960      3,960
Dilutive effect of nonvested employee stock grants...................        218        399        399
                                                                       ---------  ---------  ---------
    Weighted average diluted shares..................................      5,065      4,359      4,359
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

NOTE 20. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

    The Company's operations are concerned with a small number of large dollar amount construction contracts. Because of the nature of the construction projects in which the Company participates, the Company often operates as a subcontractor to a small number of large international general contractors. Therefore the Company often is in situations where its operations are concentrated with a few customers.

                         FLOUR CITY INTERNATIONAL, INC.

NOTE 20. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS (CONTINUED)
Details of customers accounting for 10% or more of total revenues and accounts receivable are presented below:

                                                                              FOR THE YEAR ENDED OCTOBER 31,
                                                                           -------------------------------------
                                                                              1998         1997         1996
                                                                              -----        -----        -----
Revenues:
  Customer A.............................................................      --           --                0%
  Customer B.............................................................          18%          34%          76%
  Customer C.............................................................          34%          33%      --
  Customer D.............................................................          15%          --           --
Accounts receivable:
  Customer A.............................................................      --           --               22%
  Customer B.............................................................          23%          31%          70%
  Customer C.............................................................          31%           6%          --
  Customer D.............................................................           4%          --           --

NOTE 21. SEGMENT INFORMATION (IN THOUSANDS)

    The Company operates in one industry segment, the design, engineering, manufacturing and installation of custom curtain-wall systems for the construction industry. The Company's systems are sold though long-term construction contracts to general contractors and owners of high-rise and special purpose

                         FLOUR CITY INTERNATIONAL, INC.

NOTE 21. SEGMENT INFORMATION (IN THOUSANDS) (CONTINUED) buildings. The Company operates in several countries including the United States, Hong Kong, Thailand, Malaysia, the Philippines, and Mexico. Geographic financial information is:

                                                                FOR THE YEAR ENDED OCTOBER 31,
                                                                -------------------------------
                                                                  1998       1997       1996
                                                                ---------  ---------  ---------
Revenues from unaffiliated customers:
  United States...............................................  $  17,191  $  19,057  $  --
  Hong Kong and the PRC.......................................      2,785      1,970      1,419
  Malaysia and Thailand.......................................     10,864     10,737      4,895
  Philippines.................................................      1,440     --         --
                                                                ---------  ---------  ---------
                                                                   32,280     31,764      6,314
Net sales to unconsolidated affiliates........................
  Hong Kong and the PRC.......................................     --            111        370
                                                                ---------  ---------  ---------
    Total revenues............................................  $  32,280  $  31,875  $   6,684
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------
Transfers between geographical areas (eliminated in
  consolidation):
  United States...............................................  $   1,356  $  --      $  --
  Hong Kong and the PRC.......................................      5,969        111        370
                                                                ---------  ---------  ---------
    Total revenues between areas..............................  $   7,325  $     111  $     370
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------
Operating income:
  United States...............................................  $   2,429  $   3,698  $  --
  Hong Kong and the PRC.......................................     (3,723)      (385)      (714)
  Malaysia and Thailand.......................................      6,586      3,706      2,283
  Philippines.................................................        201     --         --
  Corporate and other.........................................       (599)    --         --
                                                                ---------  ---------  ---------
Income before taxes and minority interests....................  $   4,894  $   7,019  $   1,569
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------
Identifiable assets:
  United States...............................................  $  25,203  $  12,128  $  --
  Hong Kong and the PRC.......................................      4,290      1,671      4,878
  Malaysia and Thailand.......................................      6,715      7,284      2,693
  Philippines.................................................      6,344     --         --
  Eliminations................................................       (301)    --         --
                                                                ---------  ---------  ---------
  Identifiable assets.........................................  $  42,251  $  21,083  $   7,571
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

NOTE 22. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value of cash and cash equivalents, restricted deposits, receivable from joint ventures, investments in joint ventures, advances from shareholders and directors, and amounts due to joint ventures, are reasonable estimates of their fair value due to the relatively short maturities of these instruments. Short-term debt carries a variable interest rate tied to current market rates thereby approximating fair value.

                         FLOUR CITY INTERNATIONAL, INC.

NOTE 23. RECENTLY ISSUED ACCOUNTING STANDARDS (IN THOUSANDS)

    In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which supersedes portions of SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 is effective for the Company commencing in its year ending October 31, 1999. Management has not completely assessed the effects of SFAS No. 131 on its segment reporting. SFAF No. 131 requires the reporting of segment information based on the way management runs the business whereas SFAS No. 14 required reporting along product lines. The Company sells only one product, but management is organized into two operational groups, North America and Pacific-rim. Accordingly, management believes that the adoption of SFAS No. 131 will result in segments defined along geographical lines with disclosures similar to those currently being reported under SFAS No. 14.

    In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which becomes effective for the Company commencing in its year ending October 31, 1999. SFAS No. 130 requires the inclusion, after net income, of the after-tax effect of certain items currently affecting stockholders' equity, to arrive at comprehensive income. Management believes the adoption of SFAS No. 130 will result in the current year change in deferred foreign currency translation effect, net of taxes, being added to net income to arrive at comprehensive income. However, the Company has not developed a position regarding the apportionment of income tax benefits or costs as required by the standard. If income taxes were to be applied at the effective tax rates for each year presented, comprehensive income for 1998, 1997, and 1996 would be $3,895, $5,867, and $1,411 respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Commission within 120 days of the Company's October 31, 1998 year end.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Commission within 120 days of the Company's October 31, 1998 year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Commission within 120 days of the Company's October 31, 1998 year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Commission within 120 days of the Company's October 31, 1998 year end.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)    Listing of Documents

(1) FINANCIAL STATEMENTS. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at October 31, 1998 and 1997, and for the years ended October 31, 1998, 1997 and 1996, consist of the following:

    Consolidated Balance Sheets
    Consolidated Statements of Income
    Consolidated Statements of Cash Flow
    Consolidated Statements of Stockholders' Equity
    Notes To The Consolidated Financial Statements

(2) FINANCIAL STATEMENT SCHEDULES.

    (i) Financial Statement Schedule of the Company appended hereto, as required for the years ended October 31, 1998 and 1997 consist of the following:

           II. Valuation and Qualifying Accounts

(3) EXHIBITS:

EXHIBIT NO.                                                 DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
       3.1   Amended and Restated Articles of Incorporation of Flour City International, Inc.(1)

       3.2   Articles of Merger of International Forest Industries, Inc., and Flour City International, Inc.(1)

       3.3   By-laws of Flour City International, Inc.(1)

       4.1   Underwriter's Warrant(1)

       4.2   Form of Lock-Up Agreement(1)

      10.2   Stock Purchase Agreement between Flour City International, Inc., Armco, Inc., and Flour City
               Architectural Metals, Inc., dated as of January 1, 1997(1)

      10.3   Agreement and Plan of Merger by and among Flour City International, Inc. and International Forest
               Industries, Inc., dated as of April 4, 1997(1)

      10.4   Flour City International, Inc. 1997 Stock Incentive Plan and Form of Nonqualifed Stock Option
               Agreement(1)

      10.5   Form of Indemnification Agreement(1)

      10.6   Employment Agreement between Flour City Architectural Metals, Inc. and Michael J. Russo dated January 17,
               1997(1)

      10.7   Employment Agreement by and between Flour City Architectural Metals (Asia) Limited and John W. Y. Tang
               dated December 15, 1997(1)

      10.8   Ground and Building Lease Agreement dated December 20, 1993, Consent and Assumption of Lease dated May
               27, 1997(1)

      10.9   Lease Agreement between Douglas Dynamics, LLC and Flour City Architectural Metals, Inc. dated as of
               January 1, 1997(1)

     10.12   Agreement between Flour City Architectural Metals, Inc., and Turner Construction Company dated December
               4, 1996(1)

     10.13   Purchase Order #32895-1243 for U.C. Davis Medical Center in Sacramento, California(1)

     10.14   Trade Contract between Swiss Re Investors, Inc., and Flour City Architectural Metals, Inc., dated May 19,
               1997(1)

     10.15   Employment Agreement by and between Flour City Architectural Metals, Inc. and Roger Ulbricht dated
               January 16, 1997(1)

     10.17   Curtainwall Contract between THK Real Estate Limited and Kasion F.C. Limited dated June 15, 1995(1)

     10.18   Shareholder Agreement by and between IMSALUM S.A. de C.V., and Flour City Architectural Metals dated as of January 8, 1998(1)

     10.19   Employment Agreement by and between Flour City International, Inc., and Beta Group, Inc., and Thomas P.
               Scully dated as of April 27, 1998(1)

     10.20   Employment Agreement by and among Flour City International, Inc., Flour City Architectural Metals, Inc.
               and Robert O. Bruce dated as of August 28, 1998.(2)

        21   Subsidiaries of the Registrant

      27.1   Financial Data Schedule

------------------------

(1) Incorporated herein by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 dated May 21, 1998, Commission Registration Number 333-43793.

(2) Incorporated herein by reference to the Exhibits filed with the Company's Current Report on Form 8-K dated September 8, 1998.

    (b) Reports on Form 8-K:

        On September 8, 1998 the Company filed a Current Report on Form 8-K under item 10 thereto relating to the Employment Agreement By and Among Flour City International, Inc., Flour City Architectural Metals, Inc. and Robert O. Bruce.

        On October 9, 1998, the Company filed a Current Report on Form 8-K under item 10 thereto relating to a press release discussing the award of a $7 million contract for the 33 Arch Street project.

        On October 19, 1998, the Company filed a Current Report on Form 8-K under item 10 thereto relating to a press release discussing the award of a $19 million contract for the Trump World Tower project.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FLOUR CITY INTERNATIONAL, INC.

                                By:             /s/ ROBERT O. BRUCE
                                     -----------------------------------------
                                                  Robert O. Bruce
                                       CHIEF FINANCIAL OFFICER AND TREASURER

January 29, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

       /s/ JOHN W. TANG
------------------------------  Chairman and Secretary       January 29, 1999
         John W. Tang

                                President and Chief
     /s/ MICHAEL J. RUSSO         Executive Officer
------------------------------    (Principal Executive       January 29, 1999
       Michael J. Russo           Officer)

                                Chief Financial Officer
                                  and Treasurer
     /s/ ROBERT O. BRUCE          (Principal Financial
------------------------------    Officer)                   January 29, 1999
       Robert O. Bruce            (Principal Accounting
                                  Officer)

   /s/ EUGENE M. ARMSTRONG
------------------------------  Director                     January 29, 1999
     Eugene M. Armstrong

     /s/ JOHNSON K. FONG
------------------------------  Director                     January 29, 1999
       Johnson K. Fong

      /s/ PAUL D. LYNAM
------------------------------  Director                     January 29, 1999
        Paul D. Lynam

                         FLOUR CITY INTERNATIONAL, INC.

                         FINANCIAL STATEMENT SCHEDULES

                     PURSUANT TO ITEM 14(A)(2) OF FORM 10-K

                                                                                                               PAGE
                                                                                                             ---------
II.  Valuation and Qualifying Accounts.....................................................................     41

Independent Auditors' Report On Supplemental Schedules.....................................................     42

                         FLOUR CITY INTERNATIONAL, INC.

                     II. VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                               COLUMN B
                                              -----------      COLUMN C - ADDITIONS
                                              BALANCE AT   ----------------------------                  COLUMN E
                  COLUMN A                     BEGINNING    (1) CHARGED    (2) CHARGED    COLUMN D    ---------------
--------------------------------------------      OF       TO COSTS AND     TO OTHER     -----------  BALANCE AT END
                DESCRIPTION                     PERIOD       EXPENSES       ACCOUNTS     DEDUCTIONS      OF PERIOD
--------------------------------------------  -----------  -------------  -------------  -----------  ---------------
Allowance for doubtful accounts
--------------------------------------------
Year ended October 31, 1998.................   $   1,153     $     331      $  --        $  (945)(a)     $     539
Year ended October 31, 1997.................         154           999         --            --              1,153
Year ended October 31, 1996.................      --               154         --            --                154
Deferred tax asset valuation account
--------------------------------------------
Year ended October 31, 1998.................   $      53     $      32      $  --        $   --          $      85
Year ended October 31, 1997.................          59        --             --             (6)(b)            53
Year ended October 31, 1996.................      --                59         --            --                 59

------------------------

Notes:

(a) During 1998 $945 of accounts receivable were determined uncollectable and were written off to the allowance for doubtful accounts. See Note 4 to the Consolidated Financial Statements.

(b) The deferred tax asset valuation account is increased and decreased by adjustments to the current year provision for income taxes. See Note 18 to the Consolidated Financial Statements.

             INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULES

To the Shareholders and Board of Directors of Flour City International, Inc.
Johnson City, TN

    Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the table of contents are presented for the purpose of additional analysis and are not a required part of the basic financial statements. These schedules are the responsibility of the Company's management. Such schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

DELOITTE & TOUCHE LLP

December 11, 1998
Nashville, Tennessee