Form 10-Q
period 1999-01-31
FLOUR CITY INTERNATIONAL INC
filed 1999-03-17
CIK 1049049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549-1004

                                    FORM 10-Q

(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                         Commission file number 0-23789
                                                -------

                         FLOUR CITY INTERNATIONAL, INC.
             -----------------------------------------------------
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

           Common stock 6,267,539 shares outstanding at March 15, 1999

                         FLOUR CITY INTERNATIONAL, INC.
                                     INDEX

-------------------------------------------------------------------------------

                                                                                         PAGE NO.
                                                                                         --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Statement of Operations                         3

                  Condensed Consolidated Balance Sheet                                   4

                  Condensed Consolidated Statement of Cash Flows                         5

                  Notes to the Condensed Consolidated Financial Statements               6-8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations
                                                                                         9-13
PART II.  OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds                              14

         Item 6.  Exhibits and Reports on Form 8-K                                       15

SIGNATURES                                                                               15

EXHIBITS                                                                                 16


PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         FLOUR CITY INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (in thousands except per share amounts) (unaudited)

THREE MONTHS ENDED JANUARY  31,                                               1999             1998
----------------------------------------------------------------------------------------------------
Revenues                                                                 $   7,342         $  6,461
Cost of revenues                                                           (6,391)          (3,341)
----------------------------------------------------------------------------------------------------
   Gross margin                                                                951            3,120
Selling, general and administrative expenses                               (2,128)          (1,397)
Amortization, net                                                               84               92
----------------------------------------------------------------------------------------------------
   Operating profit (loss)                                                 (1,093)            1,815
Foreign currency transaction losses                                              -            (874)
Equity in net loss of unconsolidated affiliates                                  -             (68)
Other income (expense), net                                                    253              222
----------------------------------------------------------------------------------------------------
   Income (loss) before income taxes and minority interests                   (840)            1,095
Income tax benefit (expense)                                                  62            (286)
Minority interests in earnings of consolidated subsidiaries                  (106)                -
----------------------------------------------------------------------------------------------------
   Net income (loss)                                                     $   (884)         $    809
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

Net income (loss) per share:

   Basic                                                                 $  (0.14)         $   0.21
   Diluted                                                               $  (0.14)         $   0.19
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Weighted average shares outstanding:

   Basic                                                                     6,104            3,870
   Diluted                                                                   6,268            4,270
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------


            See Notes to Condensed Consolidated Financial Statements

                         FLOUR CITY INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                (in thousands except share and per share amounts)

                                                                       JANUARY 31, 1999       OCTOBER 31, 1998
---------------------------------------------------------------------------------------------------------------
                                                                       (UNAUDITED)
                             ASSETS
Cash and cash equivalents                                                   $    16,944            $    19,297
Restricted cash                                                                   4,181                  3,887
Accounts receivables, net                                                         8,194                  8,124
Claims receivable                                                                   971                    970
Notes receivable                                                                  1,395                  1,395
Costs and estimated earnings in excess
    of billings on uncompleted contracts                                          2,604                  3,314
Deferred income taxes                                                               204                    204
Other current assets                                                              2,906                  2,244
---------------------------------------------------------------------------------------------------------------
   Total current assets                                                          37,399                 39,435
Plant and equipment, net                                                          1,587                  1,454
Other assets                                                                      1,321                  1,362
---------------------------------------------------------------------------------------------------------------
   Total assets                                                             $    40,307            $    42,251
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

              LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt                                                             $     1,026            $     1,282
Accounts payable and accrued expenses                                             3,898                  4,119
Accounts payable to related parties                                                   -                     79
Billings in excess of costs and estimated
  earnings on uncompleted contracts                                               8,175                  8,543
Other current liabilities                                                           426                    485
---------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                     13,525                 14,508
Negative goodwill, net                                                            1,274                  1,384
---------------------------------------------------------------------------------------------------------------
   Total liabilities and deferred credits                                        14,799                 15,892
---------------------------------------------------------------------------------------------------------------
Commitments and contingencies                                                         -                      -
Minority interests in equity of consolidated subsidiaries                           316                    207
Stockholders' equity:
   Preferred stock, par value $0.0001; authorized
      5,000,000 shares; no shares issued                                              -                      -
   Common stock, par value $0.0001; authorized
      50,000,000 shares; issued and outstanding
      6,267,539 shares at January 31, 1999, and
      October 31, 1998                                                                -                      -
   Additional paid-in-capital                                                    14,788                 14,788
   Retained earnings                                                              9,914                 10,798
   Accumulated other comprehensive income                                           610                    697
   Other stockholders' equity                                                     (120)                  (131)
---------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                 25,192                 26,152
---------------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity                        $    40,307            $    42,251
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------


            See Notes to Condensed Consolidated Financial Statements

                         FLOUR CITY INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands) (unaudited)

THREE MONTHS ENDED JANUARY 31,                                       1999        1998
--------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                             $   (884)    $    809
  Adjustments to reconcile net income to net cash
  provided by (used in) operations:
    Depreciation and amortization                                    (11)        (33)
    Non-cash stock compensation                                        11          17
    Deferred income taxes                                               -         129
    Equity in loss of joint ventures                                    -          68
  Changes in assets and liabilities net of effects of
  acquisitions of businesses:
    Restricted deposits                                             (294)         448
    Accounts receivable                                              (70)       4,885
    Claims receivable                                                   -     (2,967)
    Costs, estimated earnings and billings, net                       342         403
    Other current assets                                            (663)           -
    Other assets                                                       41       (131)
    Receivable from joint venture                                       -         177
    Accounts payable and accrued expenses                           (283)     (1,269)
    Income taxes payable                                            (189)       (261)
    Other current liabilities                                         149        (114)
    Accounts payable to related parties                              (79)         (5)
--------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities               (1,930)       2,156
--------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                         (232)        (77)
  Investment in joint venture corporations                              -       (341)
--------------------------------------------------------------------------------------
Net cash used in investing activities                               (232)       (418)
--------------------------------------------------------------------------------------

Cash flows from financing activities:
  Payments on bank borrowings                                       (256)       (388)
  Changes in minority interest                                        109           -
--------------------------------------------------------------------------------------
Net cash used in financing activities                               (147)       (388)

Effect of exchange rate changes on cash                              (44)     (1,086)
--------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents              (2,353)         264
Cash and cash equivalents, beginning of year                       19,297         342
--------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                          $  16,944      $  606
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

Supplemental cash flow information:
  Interest paid in cash                                         $      19    $     17
  Income taxes paid in cash                                            85         342
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

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

         When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules, and notes, included in the Company's Annual Report on Form 10-K for the year ended October 31, 1998.

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

2.  SIGNIFICANT ACCOUNTING PRINCIPLES

         As of November 1, 1998, the Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which supersedes portions of SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 requires the reporting of segment information based on the way management runs the business whereas SFAS No. 14 required reporting along product lines. See note 5 - Segment Information.

         As of November 1, 1998, the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires the inclusion, after net income, of the after-tax effect of certain items currently affecting stockholders' equity, to arrive at comprehensive income. The Company will display other comprehensive income as an element in the statement of changes in equity at year's end. See note 6 - Comprehensive Income.

3.  ACCOUNTS AND NOTES RECEIVABLE, NET
(in thousands)

         Accounts and notes receivable are net of allowance for doubtful accounts of $749 and $539 at January 31, 1999, and October 31, 1998, respectively. In accordance with the terms of long-term contracts, customers withhold certain percentages of billings until completion and acceptance of performance under the contracts. Final payments of all such amounts withheld which might not be received within a one-year period from January 31, 1999, and October 31, 1998, are $4,891 and $5,002 respectively. In conformity with trade practice, however, the full amount of accounts receivable has been included in current assets. Notes receivable consists of a $1,395 note from Armco, Inc. (Armco) related to contracts assumed when the Company acquired Flour City Architectural Metals, Inc. (FCAM) from Armco.

4.  OTHER INCOME (EXPENSE), NET
(in thousands)


THREE MONTHS ENDED JANUARY 31,               1999        1998
------------------------------------------------------------------
Interest income                             $     256    $      8
Interest expense                                  (18)          -
Other                                              15         214
------------------------------------------------------------------
   Other income (expense), net              $     253    $    222
------------------------------------------------------------------
------------------------------------------------------------------

5.  SEGMENT INFORMATION

         The Company is engaged in one industry segment: the design, engineering, manufacture, and installation of custom curtainwall systems for the construction industry. The Company manages its business in two segments based on geographical location: North America and the Pacific-Rim. The accounting policies for each segment are the same as for the Company. Intersegment revenues consist of design and engineering performed by one segment for another. In consolidation, such intersegment revenues are eliminated against the receiving segment's cost of revenues. Segment profit or loss includes all items that comprise net income for the respective segments.

SEGMENT REVENUES AND PROFIT
(in thousands)


THREE MONTHS ENDED JANUARY 31,                                               1999          1998
------------------------------------------------------------------------------------------------
REVENUES
   Revenues from external customers
      North America                                                      $  2,914      $  3,730
      Pacific                                                               4,428         2,731
------------------------------------------------------------------------------------------------
         Total revenues from external customers                             7,342         6,461
------------------------------------------------------------------------------------------------
   Intersegment revenues
      North America                                                           441             -
      Pacific                                                                   -             -
------------------------------------------------------------------------------------------------
         Total intersegment revenues                                          441             -
------------------------------------------------------------------------------------------------
Total revenues for reportable segments                                      7,783         6,461
Elimination of intersegment revenues                                        (441)             -
------------------------------------------------------------------------------------------------
   Consolidated revenues                                                 $  7,342      $  6,461
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
PROFIT OR LOSS
   North America                                                         $  (166)      $    386
   Pacific                                                                  (742)           423
------------------------------------------------------------------------------------------------
Profit (loss) for reportable segments                                       (908)           809
Unallocated corporate income and expenses, net                                 24             -
------------------------------------------------------------------------------------------------
   Consolidated net income                                               $  (884)      $    809
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

Segment assets are the total assets of the segments. Unallocated corporate assets consist primarily of cash and certificates of deposit.

SEGMENT ASSETS
(in thousands)


AT JANUARY 31, 1999 AND OCTOBER 31, 1998                   1999          1998
------------------------------------------------------------------------------
ASSETS
   North America                                       $ 10,954      $ 10,914
   Pacific                                               15,805        17,349
------------------------------------------------------------------------------
Total assets for reportable segments                     26,759        28,263
Unallocated corporate assets                             13,548        13,988
------------------------------------------------------------------------------
   Consolidated total assets                           $ 40,307      $ 42,251
------------------------------------------------------------------------------
------------------------------------------------------------------------------

6.  COMPREHENSIVE INCOME
(in thousands)

         Comprehensive income for the Company is comprised solely of the change in deferred foreign currency translation adjustments, net of tax. The deferred foreign currency translation adjustment occurs as a result of translating the financial statements of the Company's foreign operations into United States Dollars. Since the Company's operations that give rise to the deferred foreign currency translation adjustment are located primarily in countries that have little or no income tax, and whose accumulated earnings are not expected to be repatriated, no tax adjustment has been applied to the change in the deferred foreign currency translation adjustment to arrive at other comprehensive income. Comprehensive income for the three months ended January 31, 1999 and 1998, was $(797) and $1,517 respectively.

7.  COMMITMENTS AND CONTINGENCIES
(in thousands)

         As of January 31, 1999, the Company had a total of $2,033 in performance guarantees outstanding in relation to construction contracts in progress in Thailand, Hong Kong and the Philippines.

         Prior to the Company's purchase of FCAM from Armco (the "Armco Sale"), FCAM operated facilities that allegedly generated hazardous substances. FCAM has been named as a potentially responsible party (PRP) in relation to several sites for actions that allegedly occurred prior to the Company's purchase of FCAM. Pursuant to the terms of the Armco Sale, Armco agreed to defend, indemnify and hold harmless the Company in connection with certain lawsuits, including environmental claims associated with any property owned by FCAM at or before the date of sale. Armco has assumed any and all cleanup responsibility and litigation with respect to such environmental claims pursuant to the Armco Sale agreement. The Company believes that to the extent FCAM incurs any loss or liability in connection with any such actions, it will be fully compensated by Armco. In the opinion of management, any ultimate liability with respect to these actions will not have a material impact on the financial position of the Company.

         The Company has begun negotiations to reach a final settlement in a lawsuit filed by Sky Lift Corporation in 1993 (prior to the purchase of FCAM from Armco). In accordance with the terms in the agreement under which the Company purchased FCAM from Armco in 1997, Armco agreed to reimburse the Company for up to one half of any settlement in this matter. Management has determined that it is probable that the Company will be required to make a payment in settlement of the action and an estimate of such amount has been recorded as a loss contingency in the quarter ended January 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Flour City International, Inc. (the "Company"), a Nevada corporation existing under a charter granted in 1987, is a worldwide leader in the design, fabrication and installation of custom exterior wall systems (known as "curtain wall") used in the construction of a wide range of commercial and governmental buildings. The Company works closely with architects, general contractors and owners/developers in the development and construction of highly recognizable mid-rise and high-rise office buildings, public-use buildings such as courthouses and airport terminals and other well-known landmark buildings and uniquely designed structures.

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

         -----------------------------------------------------------------------
         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS: THE DEPENDENCE OF THE COMPANY ON A SMALL NUMBER OF LARGE CONTRACTS; THE SENSITIVITY OF THE COMPANY'S BUSINESS TO GLOBAL ECONOMIC CONDITIONS; REFERENCES TO THE EXPECTED LEVELS OF GROSS MARGINS AND EXPENSES; YEAR 2000 COMPLIANCE; THE COLLECTABILITY OF RECEIVABLES; AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE SECTION BELOW ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS" SETS FORTH AND INCORPORATES BY REFERENCE CERTAIN FACTORS THAT COULD CAUSE ACTUAL FINANCIAL RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM THESE STATEMENTS.
         -----------------------------------------------------------------------


RESULTS OF OPERATIONS

         Although management anticipated a much lower gross margin percentage in the first quarter ended January 31, 1999, versus the same period of 1998, operating results for the quarter ended January 31, 1999, were adversely impacted by the $1.0 million revenue adjustment on the Empire Towers project. The project, located in Bangkok, Thailand, was initiated in 1994, had experienced several delays, survived the 1997 devaluation of the baht, and is now substantially complete. During the course of the project, approximately $2.5 million in change orders and claims were presented to the customer who asked that the final resolution of those items be delayed until completion of the project. The Company believed that all revenues associated with change orders and claims would be paid in full. Accordingly, the Company included the value of such change orders and claims in total estimated revenues for use in calculating revenues earned under the long-term percent of completion accounting method. At October 31, 1998, total contract revenues were estimated to be $24.8 million of which $23.3 million had been recognized in revenue for the job to date.

         Negotiations concerning the change orders and claims were completed in March, 1999, with the customer accepting only $1.1 million of the change orders and claims as an addition to contract revenues. Management determined that legal action to enforce the Company's prior claims would be ineffective. This resulted in the total contract revenue estimate being reduced from $24.8 million to $23.4 million. Revenues recognized job to date as of January 31, 1999, totaled $24.0 million. Revenues required to be allocated to remaining cleanup work on the project amount to $0.4 million, resulting in a change in estimated total contract revenues of $1.0 million at January 31, 1999, which was written off against revenues previously recognized.

         Accounts and claims receivable as of January 31, 1999, related to the Empire Towers contract totaled $2.2 million. The Company has recorded an additional provision for bad debts of $150 thousand in the quarter ended January 31, 1999, related to the collection of receivables on the Empire Towers project.

         SEGMENTS. The Company is engaged in one industry segment: the design, engineering, manufacture, and installation of custom curtainwall systems for the construction industry. The Company manages its business in two segments based on geographical region: North America and Pacific-Rim.

         REVENUES. Revenues for the quarter ended January 31, 1999, were $0.9 million higher than in the same period of 1998. Excluding the $1.0 million write-off on Empire Towers, revenues increased $1.9 million due to increased volume. During the quarter ended January 31, 1999, the Company was actively working on 23 projects, 15 in North America and 8 in the Pacific-Rim. During the same period of 1998, the Company was actively working in 18 projects, 12 in North America and 6 in the Pacific-Rim.

         North America revenues were $2.9 million for the quarter ended January 31, 1999, a $0.8 million, or 22%, reduction from the same period of last year. The decrease in revenues was due to substantial delays in the startup of two projects. One project, 33 Arch Street, located in Boston, has resumed its building schedule after a two-month delay. The other project, Chapultepec Tower, located in Mexico City, may be delayed for the foreseeable future or may be cancelled by the owner.

         Pacific-Rim revenues for the quarter ended January 31, 1999, were $4.4 million, a $1.7 million, or 62%, increase from the same period of last year. Excluding the Empire Towers project, segment revenues were $2.7 million, or 97%, higher than the same period of last year. Projects located in Hong Kong and in the Philippines contributed to the increased revenues.

         GROSS MARGIN. Gross margin for the quarter ended January 31, 1999, was $1.0 million, or 13% of revenues, compared to $3.1 million, or 48% of revenues, for the same period of 1998. Excluding the $1.0 million write-off on the Empire Towers project, gross margin was $1.9 million, or 23% of revenues, as anticipated, for the quarter ended January 31, 1999.

         North America gross margin was $0.7 million, or 24% of revenues, for the quarter ended January 31, 1999, compared to $1.4 million, or 38% of revenues, for the same period in 1998.

         Pacific-Rim gross margin was $0.3 million, or 6% of revenues, for the quarter ended January 31, 1999, compared to $1.7 million, or 62% of revenues, for the same period in 1998. Excluding the Empire Towers project from both periods, gross margin was $1.2 million, or 23% of revenues, for the quarter ended January 31, 1999, compared to $0.2 million, or 36% of revenues, for the 1998 period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $2.1 million for the quarter ended January 31, 1999, compared to $1.4 million for the same quarter of 1998. The increase in selling, general and administrative expense was in support of increased volume of business and the recording of a $0.1 million loss contingency for a lawsuit and an additional $0.1 million bad debt reserve for Empire Towers. Excluding the loss contingency and the write off for the Empire Towers project, selling, general and administrative expenses would have been 22% of revenues as anticipated.

         North America selling, general and administrative expenses were $1.1 million for the quarter ended January 31, 1999, or 38% of revenues, compared to $0.9 million, or 23% of revenues, for the same period in 1998.

         Pacific-Rim selling, general and administration expenses were $0.9 million, or 21% of revenues, compared to $0.5 million, or 19% of revenues, for the 1998 period.

         FOREIGN CURRENCY EXCHANGE GAINS AND LOSSES. There were no foreign currency transaction gains or losses recorded in the quarter ended January 31, 1999, while $0.9 million of losses due to Thai baht denominated transactions were recorded in the 1998 period. With the conclusion of the Empire Towers contract, the Company's exposure to Thai baht-denominated transaction losses will be decreased but not eliminated. The Company's projects in Hong Kong and the Philippines are tied to the United States dollar either by official pegging of exchange rates or contract provisions.

         BACKLOG. The Company's backlog totaled $80.3 million at January 31, 1999, of which $36.2 million was from North America and $44.2 was from the Pacific-Rim. North America backlog excludes the Chapultepec Tower project, whose continuation is now in question. Pacific-Rim backlog includes $13.6 million related to projects in Hong Kong and $30.6 million related to projects in the Philippines. Bids outstanding at January 31, 1999, totaled $247 million, $138 million in North America and $109 million in Pacific.

LIQUIDITY AND CAPITAL RESOURCES

         Management expects that the Company will have sufficient liquidity to meet ordinary future short-term and long-term business needs. Sources of liquidity generally available to the Company include cash from operations, funds available under the Company's credit facility, and cash and cash equivalents.

         OPERATING ACTIVITIES. $1.9 million in cash was used in operating activities for the quarter ended January 31, 1999, compared to a contribution of $2.2 million for the same quarter of 1998. The loss in the current quarter was due to the $1.0 million loss on Empire Towers and a reduced level of cash in-flows on new contracts in process in North America. North America projects typically result in cash in-flows being less than cash outflows until units are installed on the building, which can be as long as twelve months from the beginning of the project. The Company typically receives substantial cash advances for projects located in the Pacific-Rim. Significant uses of cash during the current quarter included a $0.8 million increase in trade receivables and a decrease of $0.2 million in contract billings in excess of cost and estimated earnings in North America, $0.3 million increase in restricted cash, $0.3 million decrease in accounts payable, and $0.7 million increase in deposits and advance payments in the Pacific-Rim.

         INVESTING ACTIVITIES. Capital expenditures used $0.2 million of cash during the quarter ended January 31, 1999, compared to $0.4 million in the same quarter of 1998. No investments in joint ventures or equity contributions were recorded during the current quarter.

         FINANCING ACTIVITIES. The Company reduced borrowings under lines of credit by $0.3 million during the quarter ended January 31, 1999, compared to $0.4 million during the 1998 period. Minority interest in the equity of the Company's Philippines joint venture increased by $0.1 million during the current quarter.

         EFFECT OF EXCHANGE RATES ON CASH. Exchange rate fluctuations were not a material contributor to cash flows during the quarter ended January 31, 1999, compared to a loss of $1.1 million in 1998.

         GENERAL. The Company attempts to structure payment arrangements with its customers to match costs incurred under projects. To the extent the Company is not able to match costs, it relies on its cash reserves and its credit facility to meet its working capital needs. As of January 31, 1999, the Company had working capital in excess of $23 million.

         COMMITMENTS AND CONTINGENCIES. See note 7 to the Condensed Consolidated Financial Statements for a discussion of environmental liabilities and loss contingency established for a lawsuit.

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

         The most reasonably likely worst case scenario of a major Y2K failure would be the failure of several major suppliers to deliver required materials on time. As discussed above, this would involve mainly suppliers in North America. In such a case the Company could experience project delays of up to two weeks in projects. Such delays could result in higher levels of overtime for production and field installation workers as well as liquidating damages if projects are at critical stages near completion. The costs in such a case could be $1.5 million.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

     GENERAL. The Company's projects are awarded by private or governmental entities in a competitive bidding process. Due to the nature of the bidding and award process, the Company has experienced, and in the future expects to experience, significant delays in project awards. No assurance can be given that the timing of a project award will be consistent with the Company's expectations. In addition, numerous factors, many of which are out of the Company's ability to control, have caused and will continue to cause substantial variations in its results of operations in any quarterly or annual reporting period. Some of these factors are:

-   Downturns in one or more segments of the construction industry;
-   Changes in economic conditions;
-   The failure of project owners to obtain adequate construction financing;
- The failure of project owners and general contractors to accept change orders and claims on projects;
- The failure of project general contractors to schedule other trades in a manner most efficient for Flour City;
-   The Company's failure to obtain or delays in awards of major projects;
- The Company's failure to collect accounts receivable under construction projects;
- The cancellation or delay of major projects, including cancellations or delays caused by job-site labor problems and jurisdictional disputes; or
- The Company's failure to timely replace projects that have been completed or are nearing completion.

Any of these factors could cause the Company's results of operations to fluctuate significantly from period to period, including on a quarterly basis.

         FOREIGN EXCHANGE RISKS. Where possible, the Company generally attempts to mitigate foreign exchange risk by entering into contracts providing for payment in United States dollars instead of the local. Nonetheless, local currency must be used to pay for local labor, raw materials or other local country costs of operations. The Company currently has contracts denominated in the Hong Kong dollar, Thai baht and Philippine peso. Future contracts may be denominated in the currency of other countries. The Company maintains cash, short-term debt (based on floating interest rates), accounts receivable, and accounts payable in several currencies. The functional currencies in which those accounts are maintained match the functional currencies of construction contracts in process. Accounts are also maintained in United States dollars in all countries in which the Company operates. The following table shows the January 31, 1999, United States dollar translated balances of selected non-US dollar denominated current accounts by the currency in which they are maintained:

                                                      HONG KONG         THAI    PHILIPPINE
      ($ IN MILLIONS)                                   DOLLARS         BAHT         PESOS
      -------------------------------------------------------------------------------------
      Cash and restricted cash                             $0.5         $1.6          $0.3
      Short-term debt                                         -            -             -
      Accounts and claim receivable                         0.8          2.1           0.4
      Accounts payable and accrued expenses                 0.7          0.9           0.1
      -------------------------------------------------------------------------------------
      -------------------------------------------------------------------------------------
      US dollar exchange rate at January 31, 1999         7.750       36.161        38.500


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

         The Company generally attempts to contract to secure compensation for devaluation of local currencies relative to the United States dollar. In these instances, although the Company may incur translation losses, the Company seeks to offset such losses by increases in the amount of local currency payable to the Company under contract so as to approximate the original United States dollar equivalent value of the contract. There can be no assurance that the Company will be successful in negotiating contracts with terms that maintain a United States dollar equivalency. As of January 31, 1999, the Company's backlog of non-US dollar based contracts without contract provisions to ensure United States dollar equivalency totaled approximately $15.1 million. Exchange rate fluctuations in local currency denominated contracts that do not have a United States dollar equivalency, and in exchange rates in general, could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

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

Information as of January 31, 1999, required by Item 701(f) of Regulation S-K is set forth below:

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

                         FLOUR CITY INTERNATIONAL, INC.
                                  COMMON STOCK
                    EXPENSES OF ISSUANCE AND USE OF PROCEEDS
                             AS OF JANUARY 31, 1999
                           (in thousands) (unaudited)

Aggregate offering price of amount sold to date                  $    17,144
Expenses of issuance:
   Underwriters discount                                               1,286
   SEC registration fee                                                    9
   NASD filing fee                                                         3
   Nasdaq National Market listing fee                                     67
   Blue sky fees and expenses including legal fees                        15
   Printing costs                                                        248
   Registrar and Transfer Agent fees                                       5
   Legal fees and expenses                                               548
   Underwriters nonaccountable expense allowance                         257
   Accounting fees and expenses                                          130
   Miscellaneous                                                          31
                                                                ------------
      Total expenses of issuance                                       2,599
                                                                ------------
Net proceeds                                                          14,545
Use of proceeds:
   Direct or indirect payment to directors,
      officers, 10% owners, affiliates and others                          -
   Proceeds used for construction of plant, building,
      and facilities                                                       -
   Proceeds used for purchase and installation of
      machinery and equipment                                              -
   Proceeds used for investment in joint ventures                        334
   Proceeds used as collateral for lines of credit                     2,000
   Proceeds used for working capital                                   1,087
   Temporary investments in U.S. Government
      securities, 1-A commercial paper,                         ------------
      and cash deposits                                          $    11,124
                                                                ------------
                                                                ------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     27.1 Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended January 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March, 1999.

                                       FLOUR CITY INTERNATIONAL, INC.

                                       /s/ ROBERT O. BRUCE
                                       ----------------------------------------
                                       Robert O. Bruce
                                       Chief Financial Officer