Form 10-Q
period 1999-04-30
FLOUR CITY INTERNATIONAL INC
filed 1999-06-14
CIK 1049049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  --   SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  --   SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                         Commission file number 0-23789

                         FLOUR CITY INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Nevada                                        62-1709152
-----------------------                   -----------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification No.)

            915 Riverview Drive, Suite One, Johnson City, TN   37620
            --------------------------------------------------------
            (Address of principal executive offices, zip code)

                                 (423) 928-2724
               ---------------------------------------------------
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

           Common stock 6,267,539 shares outstanding at June 10, 1999

                       FLOUR CITY INTERNATIONAL, INC.
                                        INDEX
-----------------------------------------------------------------------------


                                                                                                        PAGE NO.
                                                                                                        --------
PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements

                  Condensed Consolidated Statement of Income                                              3

                  Condensed Consolidated Balance Sheet                                                    4

                  Condensed Consolidated Statement of Cash Flows                                          5

                  Notes to the Condensed Consolidated Financial Statements                                6-8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                               9-14

PART II.  OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds                                               15

         Item 4.  Submission of Matters to a Vote of Security Holders                                     16

         Item 5.  Other Information                                                                       16

         Item 6.  Exhibits and Reports on Form 8-K                                                        17

SIGNATURES                                                                                                17

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         FLOUR CITY INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (in thousands except per share amounts) (unaudited)


                                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                APRIL 30,                    APRIL 30,
                                                                           1999           1998          1999           1998
----------------------------------------------------------------------------------------------------------------------------
Revenues                                                               $ 12,306        $ 6,930      $ 19,648       $ 13,391
Cost of revenues                                                         (9,794)        (4,569)      (16,185)        (7,910)
----------------------------------------------------------------------------------------------------------------------------
   Gross profit                                                           2,512          2,361         3,463          5,481
Selling, general and administrative expenses                             (2,497)        (1,573)       (4,625)        (2,953)
Amortization, net                                                            84             91           168            183
----------------------------------------------------------------------------------------------------------------------------
   Operating profit (loss)                                                   99            879         (994)          2,711
Foreign currency transaction gain (loss)                                   (127)           517         (127)           (357)
Equity in net gain (loss) of unconsolidated affiliates                        -              3             -            (65)
Other income (expense), net                                                 248             37           501            242
----------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and minority interests                    220          1,436          (620)         2,531
Income taxes                                                               (116)          (103)          (54)          (389)
Minority interests in income of consolidated subsidiaries                  (363)              -         (469)              -
----------------------------------------------------------------------------------------------------------------------------
   Net income (loss)                                                   $   (259)        $ 1,333      $ (1,143)      $  2,142
============================================================================================================================
Net income (loss) per share:
   Basic                                                               $  (0.04)        $  0.35      $  (0.19)      $   0.55
   Diluted                                                             $  (0.04)        $  0.31      $  (0.18)      $   0.50
============================================================================================================================
Weighted average shares outstanding:
   Basic                                                                  6,104          3,853         6,104          3,862
   Diluted                                                                6,268          4,252         6,268          4,261
============================================================================================================================


            See Notes to Condensed Consolidated Financial Statements

                         FLOUR CITY INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
               (in thousands except shares and per share amounts)

                                                                          APRIL 30, 1999       OCTOBER 31, 1998
---------------------------------------------------------------------------------------------------------------
                                                                           (UNAUDITED)
                             ASSETS
Cash and cash equivalents                                                       $ 13,456              $ 19,297
Restricted cash                                                                    4,004                 3,887
Accounts receivable, net                                                           8,496                 8,124
Claims receivable                                                                    427                   970
Notes receivable                                                                   1,395                 1,395
Costs and estimated earnings in excess of
   Billings on uncompleted contracts                                               2,189                 3,314
Deferred income taxes                                                                204                   204
Other current assets                                                               3,122                 2,244
--------------------------------------------------------------------------------------------------------------
   Total current assets                                                           33,293                39,435
Plant and equipment, net                                                           1,868                 1,454
Other assets                                                                       1,540                 1,362
---------------------------------------------------------------------------------------------------------------
   Total assets                                                                 $ 36,701              $ 42,251
===============================================================================================================

              LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term debt                                                                 $  2,835              $  1,282
Accounts payable and accrued expenses                                              4,560                 4,119
Accounts payable to related parties                                                    -                    79
Billings in excess of cost and estimated earnings
   on uncompleted contacts                                                         2,796                 8,543
Other current liabilities                                                            369                   485
---------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                      10,560                14,508
Negative goodwill, net                                                             1,165                 1,384
---------------------------------------------------------------------------------------------------------------
   Total liabilities and deferred credits                                         11,725                15,892
Commitments and contingencies                                                          -                     -
Minority interests in equity of consolidated subsidiaries                            641                   207
Stockholders' equity:
Preferred stock par value $.0001; authorized 5,000,000
   shares; no shares issued                                                            -                     -
Common stock par value $.0001; authorized 50,000,000
   shares; issued and outstanding 6,267,539 shares
   at April 30, 1999 and October 31,1998                                               -                     -
Additional paid-in capital                                                        14,788                14,788
Retained earnings                                                                  9,655                10,798
Accumulated other comprehensive income                                                 2                   697
Other stockholders' equity                                                          (110)                 (131)
---------------------------------------------------------------------------------------------------------------
   Stockholders' equity                                                           24,335                26,152
---------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                               $  36,701           $    42,251
===============================================================================================================


            See Notes to Condensed Consolidated Financial Statements

                         FLOUR CITY INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands) (unaudited)


SIX MONTHS ENDED APRIL 30,                                                         1999              1998
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

  Net income (loss)                                                          $  (1,143)            $  2,142
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operations:
    Depreciation and amortization                                                  (15)                  63
    Non-cash stock compensation                                                     21                  (35)
    Deferred income taxes                                                            -                  200
    Equity in loss of joint ventures                                                                    (65)
  Changes in assets and liabilities net of effects of
  acquisitions of businesses:
    Restricted deposits                                                           (117)                 503
    Accounts receivable                                                           (372)               3,375
    Claims receivable                                                              543               (3,790)
    Costs, estimated earnings and billings, net                                 (4,622)                (362)
    Other current assets                                                          (878)
    Other assets                                                                  (178)
    Receivable from joint venture                                                    -                 (275)
    Accounts payable and accrued expenses                                          441                 (847)
    Income taxes payable                                                           (71)                (118)
    Other current liabilities                                                      (45)                (409)
    Accounts payable to related parties                                            (79)                (104)
------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                             (6,515)                 278
------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                       (618)                (139)
  Investment in joint venture corporations                                           -                 (269)
------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                             (618)                (408)

Cash flows from financing activities:
  Proceeds (payments) on bank borrowings                                         1,553                  (75)
  Changes in minority interest                                                     434                    -
------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                            1,987                  (75)

Effect of exchange rate changes on cash                                           (695)                  (4)
------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                            (5,841)                (209)
Cash and cash equivalents, beginning of year                                    19,297                  342
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                       $  13,456             $    133
============================================================================================================

Supplemental cash flow information:
  Interest paid in cash                                                             37                  23
  Income taxes paid in cash                                                        173                 396
============================================================================================================


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

         As of November 1, 1998, the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires the inclusion, after net income, of the after-tax effect of certain items currently affecting stockholders' equity, to arrive at comprehensive income. The Company will display other comprehensive income as an element in the statement of changes in equity at year-end. See note 6 - Comprehensive Income.

3.       ACCOUNTS AND NOTES RECEIVABLE, NET
(in thousands)

         Accounts and notes receivable are net of allowance for doubtful accounts of $737 and $539 at April 30, 1999, and October 31, 1998, respectively. In accordance with the terms of long-term contracts, customers withhold certain percentages of billings until completion and acceptance of performance under the contracts. Final payments of all such amounts withheld which might not be received within a one-year period from April 30, 1999, and October 31, 1998, are $3,901 and $5,002 respectively. In conformity with trade practice, however, the full amount of accounts receivable has been included in current assets. Notes receivable consists of a $1,395 note from Armco, Inc. (Armco) related to contracts assumed when the Company acquired Flour City Architectural Metals, Inc. (FCAM) from Armco.

4.  OTHER INCOME (EXPENSE), NET
(in thousands)

------------------------------------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
------------------------------------------------------------------------------------------------------------------
                                                            APRIL 30,                             APRIL 30,
                                                     1999              1998               1999               1998
------------------------------------------------------------------------------------------------------------------
Interest income                                  $    211          $     55           $    467           $     63
Interest expense                                      (17)               (5)               (35)               (22)
Other income (expense), net                            54               (13)                69                201
------------------------------------------------------------------------------------------------------------------
   Other income (expense), net                   $    248          $     37           $    501           $    242
==================================================================================================================

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

SEGMENT REVENUES AND PROFIT
(in thousands)

-------------------------------------------------------------------------------------------------------------
                                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
-------------------------------------------------------------------------------------------------------------
                                                                      APRIL 30,                 APRIL 30,
                                                                   1999       1998         1999         1998
-------------------------------------------------------------------------------------------------------------
Revenues
   Revenues from external customers:
      North America                                              $4,439     $ 4,575       $7,353       $8,305
      Pacific                                                     7,867       2,355       12,295        5,086
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
         Total revenues from external customers                  12,306       6,930       19,648       13,391
   Intersegment revenues:
      North America                                                   -           -          441            -
      Pacific                                                         -           -            -            -
-------------------------------------------------------------------------------------------------------------
         Total intersegment revenues                                  -           -          441            -
-------------------------------------------------------------------------------------------------------------
Total revenues for reportable segments                           12,306       6,930       20,089       13,391
Elimination of intersegment revenues                                  -           -         (441)           -
-------------------------------------------------------------------------------------------------------------
   Consolidated revenues                                        $12,306     $ 6,930      $19,648      $13,391
=============================================================================================================

Profit or (loss):

   North America                                                  $  69     $   219       $ (97)        $ 605
   Pacific                                                         (282)      1,114      (1,024)        1,537
-------------------------------------------------------------------------------------------------------------
Profit (loss) for reportable segments                              (213)      1,333      (1,121)        2,142
Unallocated corporate income and (expenses), net                    (46)          -         (22)            -
=============================================================================================================
   Consolidated net income                                      $  (259)     $1,333    $ (1,143)       $2,142
=============================================================================================================

Segment assets are the total assets of the segments. Unallocated corporate assets consist primarily of cash and certificates of deposit.

SEGMENT ASSETS
(in thousands)


AT APRIL 30, 1999 AND OCTOBER 31, 1998                                      1999           1998
------------------------------------------------------------------------------------------------
Assets
   North America                                                         $ 10,331      $ 10,914
   Pacific                                                                 12,553        17,349
------------------------------------------------------------------------------------------------
Total assets for reportable segments                                       22,884        28,263
Unallocated corporate assets                                               13,817        13,988
================================================================================================
   Consolidated total assets                                             $ 36,701      $ 42,251
================================================================================================

6.  COMPREHENSIVE INCOME
(in thousands)

         Comprehensive income for the Company is comprised solely of the change in deferred foreign currency translation adjustments, net of tax. The deferred foreign currency translation adjustment occurs as a result of translating the financial statements of the Company's foreign operations into United States dollars. Since the Company's operations that give rise to the deferred foreign currency translation adjustment are located primarily in countries that have little or no income tax, and whose accumulated earnings are not expected to be repatriated, no tax adjustment has been applied to the change in the deferred foreign currency translation adjustment to arrive at other comprehensive income. Comprehensive income for the three months ended April 30, 1999 and 1998, was $351 and $325 respectively. Comprehensive income for the six months ended April 30, 1999 and 1998, was $(446) and $1,842 respectively.

7.  COMMITMENTS AND CONTINGENCIES
(in thousands)

         As of April 30, 1999, the Company had a total of $5,988 in performance guarantees outstanding in relation to construction contracts in progress in Thailand, Hong Kong and the Philippines.

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

         The Company has begun negotiations to reach a final settlement in a lawsuit filed by Sky Lift Corporation in 1993 (prior to the purchase of FCAM from Armco). In accordance with the terms in the agreement under which the Company purchased FCAM from Armco in 1997, Armco agreed to reimburse the Company for up to one half of any settlement in this matter. Management has determined that it is probable that the Company will be required to make a payment in settlement of the action and an estimate of such amount has been provided for in the quarter ended January 31, 1999.

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

-------------------------------------------------------------------------------
         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS: THE DEPENDENCE OF THE COMPANY ON A SMALL NUMBER OF LARGE CONTRACTS; THE SENSITIVITY OF THE COMPANY'S BUSINESS TO GLOBAL ECONOMIC CONDITIONS; REFERENCES TO THE EXPECTED LEVELS OF GROSS MARGINS AND EXPENSES; YEAR 2000 COMPLIANCE; THE COLLECTABILITY OF RECEIVABLES; AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE SECTION BELOW ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS" SETS FORTH AND INCORPORATES BY REFERENCE CERTAIN FACTORS THAT COULD CAUSE ACTUAL FINANCIAL RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM THESE STATEMENTS.
-------------------------------------------------------------------------------


RESULTS OF OPERATIONS

QUARTER ENDED APRIL 30, 1999 COMPARED TO QUARTER ENDED APRIL 30, 1998

         SEGMENTS. The Company is engaged in one industry segment: the design, engineering, manufacture, and installation of custom curtainwall systems for the construction industry. The Company manages its business in two segments based on geographical region: North America and Pacific-Rim.

         REVENUES. Total revenues increased 78% or $5,376 over the same quarter a year ago. Revenues for the second quarter ended April 30, 1999 were $12,306 compared to $6,930 for the quarter ended April 30, 1998. Revenues from projects in the Pacific-Rim totaled $7,867 in the second quarter; an increase of 234% or $5,512 over the same quarter last year. Two projects in the Philippines and one in Hong Kong were responsible for the significant increase in revenues.

         Project revenues in North America were $4,439, a decrease of 3% from the same period last year. This was however a $1,525 increase over the first quarter of this year. The US has experience significant delays on three of its projects this quarter. John F. Kennedy Airport Terminal #4 in New York, and 33 Arch Street, in Boston have both experienced construction delays. Chapultepec Towers in Mexico City was delayed and removed from the Company's backlog. There are now indications that the Chapultepec project may commence but with little impact on the current year. The increase or decrease in revenues is typical of the cyclical nature of the Company's business, reflecting the simultaneous completion phase of a number of older projects and startup phase of newer projects.

         GROSS PROFIT/MARGIN. Gross profit for the quarter ended April 30, 1999, was $2.5 million, or 20% of revenues, compared to $2.4 million, or 34% of revenues, for the same period of 1998. The decline in gross margin rate was the result of lower profit margin projects in the Pacific-Rim in contrast to working projects there at the same time last year.

         North America gross margin was $1.1 million, or 25% of revenues, for the quarter ended April 30, 1999, compared to $1.3 million, or 28% of revenues, for the same period in 1998.

         Pacific-Rim gross margin was $1.4 million, or 18% of revenues, for the quarter ended April 30, 1999, compared to $1.1 million, or 47% of revenues, for the same period in 1998. This represents an increase in gross profits of 28% over a year ago.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $2.5 million for the quarter ended April 30, 1999, compared to $1.6 million for the same quarter of 1998. The 58% increase in selling, general and administrative expense was in support of the 78% increased volume of revenue. Also contributing to the increase was a strong effort on the part of the Company to staff for and actively pursue projects in European, the Peoples Republic of China and Taiwan markets. As a percent of revenue, selling general and administrative expense declined to 20% of sales in the quarter ended April 30, 1999 compared to 23% in the same quarter of 1998.

         North America selling, general and administrative expenses were $1.4 million for the quarter ended April 30, 1999, or 30% of revenues, compared to $1.1 million, or 24% of revenues, for the same period in 1998.

         Pacific-Rim selling, general and administration expenses were $1.1 million, or 15% of revenues, compared to $0.5 million, or 21% of revenues, for the 1998 period. The increase in expense is attributable to increased selling activities, particularly in Europe.

         FOREIGN CURRENCY EXCHANGE GAINS AND LOSSES. There was a $0.1 million foreign currency transaction loss recorded in the quarter ended April 30, 1999. This is in comparison to a $ 0.5 million gain in the same period in 1998. These foreign currency gains and losses are primarily due to the Thai baht denominated transactions recorded in the 1998 period. With the near conclusion of the Empire Towers contract, the Company's exposure to Thai baht-denominated transaction losses will be decreased but not eliminated. The Company's projects in Hong Kong and the Philippines are tied to the United States dollar either by official pegging of exchange rates or contract provisions.

         NET INCOME (LOSS). The net loss for the quarter ending April 30, 1999 was $259 or $0.04 per share compared to a net income of $1.3 million or $0.35 per share for the same quarter a year ago. This is due to the fact that the 78% increase in revenues was obtained at a lower profit margin due to the mix of projects during the two quarters. Also, the increase in SG&A expenses, as a result of the Company's increased revenue volume and expansion into the European market, negatively effected net income. The effect of foreign currency gains and losses accounted for $0.6 million of the decline in net income in the quarter ended April 30, 1999 compared to the same quarter last year.

         BACKLOG. The Company's backlog totaled $82.0 million at April 30, 1999, of which $48.7 million was from North America and $33.3 was from the Pacific-Rim area. The North America backlog excludes the Chapultepec Tower project, whose continuation is now in question although there have been recent indications that this project will proceed. Pacific-Rim backlog includes $9.3 million related to projects in Hong Kong and $24.0 million related to projects in the Philippines. Bids outstanding at April 30, 1999 totaled $227 million, $66 million in North America and $161 million in the Pacific-Rim and Europe.

SIX MONTHS ENDED APRIL 30, 1999 COMPARED TO SIX MONTHS ENDED APRIL 30, 1998

         REVENUES. Revenues increased by 47% from $13,391 to $19,648 in the six-month period ended April 30, 1999, compared to the same period of 1998 due to increased project activity. Revenues generated by projects in North America decreased by 11% from $8.3 million to $7.4 million in the six-month period ended April 30, 1999 compared to the same period of 1998. Revenues generated by projects in the Pacific-Rim increased by 142% from $5.1 million to $12.3 million in the six-month period ended April 30, 1999 compared to the same period of 1998.

         GROSS PROFIT. Gross profit declined from $5.5 million to $3.5 million in the six-month period ended April 30, 1999, compared to the same period of 1998. The decline in gross margin rate was the result of lower profit margins on the mix of projects in both North America and the Pacific-Rim.

         Although management anticipated a much lower gross margin percentage in the first six-months ended April 30, 1999, versus the same period of 1998, operating results for the six months ended April 30, 1999, were adversely impacted by the $1.0 million revenue adjustment on the Empire Towers project. The project, located in Bangkok, Thailand, was initiated in 1994, had experienced several delays, survived the 1997 devaluation of the baht, and is now substantially complete. During the course of the project, approximately $2.5 million in change orders and claims were presented to the customer who asked that the final resolution of those items be delayed until completion of the project. The Company believed that all revenues associated with change orders and claims would be paid in full. Accordingly, the Company included the value of such change orders and claims in total estimated revenues for use in calculating revenues earned under the long-term percent of completion accounting method. At October 31, 1998, total contract revenues were estimated to be $24.8 million of which $23.3 million had been recognized in revenue for the job to date.

         Gross profit margin as a percent of revenues decreased from 41% to 18% in the six-month period ended April 30, 1999, compared to the same period of 1998. Excluding the Empire Tower impact in 1999, the gross profit margin would have been 23%.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $3.0 million to $4.6 million in the six-month period ended April 30, 1999 compared to the same period of 1998 due to increased costs associated with increased current and anticipated levels of business. Selling, general and administrative expenses as a percent of revenues were 24% in the six-month period ended April 30, 1999 compared to 22% in the previous year.

         FOREIGN CURRENCY EXCHANGE GAINS AND LOSSES. Foreign exchange losses were $.01 million for the six-month period ended April 30, 1999 compared to a loss of $0.4 in 1998. Losses were primarily due to fluctuations in the exchange rate of the Thai baht. To the extent that foreign currencies strengthen or weaken against the U.S. dollar, and the extent to which long-term contracts are denominated in foreign currencies, the Company will continue to experience translation and transaction gains and losses.

         NET INCOME (LOSS). The net loss for the six-months ended April 30, 1999 of $1.1 million compares to net income last year for the comparable period of $2.1 million. The $1.0 million Empire revenue adjustment in the first quarter of the current fiscal year and a $0.1 foreign currency transaction loss accounted for the majority of the loss this current fiscal year. The reduction in the gross margin rates on current year projects, primarily in Asia, in comparison to last year, resulted in a decline in net income of approximately $2.4 million.

         BACKLOG. The Company's backlog totaled $82.0 million at April 30, 1999, of which $48.7 million was from North America and $33.3 million was from the Pacific-Rim area. The North America backlog excludes the Chapultepec Tower project, whose continuation is now in question although there have been recent indications that this project will proceed. Pacific-Rim backlog includes $9.3 million related to projects in Hong Kong and $24.0 million related to projects in the Philippines. Bids outstanding at April 30, 1999 totaled $227 million, $66 million in North America and $161 million in the Pacific-Rim and Europe.

LIQUIDITY AND CAPITAL RESOURCES

         Management expects that the Company will have sufficient liquidity to meet ordinary future short-term and long-term business needs. Sources of liquidity generally available to the Company include cash from operations, funds available under the Company's credit facility, and cash and cash equivalents.

         OPERATING ACTIVITIES. $6.5 million in cash was used in operating activities for the six months ended April 30, 1999, compared to a contribution of $0.3 million for the same period of 1998. The loss in the current six-month period was due to the $1.0 million loss on Empire Towers, and a reduced level of cash in-flows on contracts in process in both the Pacific-Rim and North America. North America projects typically result in cash in-flows being less than cash outflows until units are installed on the building, which can be as long as twelve months from the beginning of the project. The Company typically receives substantial cash advances for projects located in the Pacific-Rim. A significant use of cash during the current period was attributable to a $4.6 million decline in the net billings in excess of cost and estimated earnings on uncompleted contracts in the Pacific-Rim. Other uses of cash during the six-month period included a $0.4 increase in accounts receivable and an increase in other current assets of $0.9.

         INVESTING ACTIVITIES. Capital expenditures used $0.6 million of cash during the six-month period ended April 30, 1999, compared to $0.1 million in the same quarter of 1998. The expenditures were used to equip a new fabrication plant in the Philippines for two major projects in progress there. No investments in joint ventures or equity contributions were recorded during the current six-month period of 1999.

         FINANCING ACTIVITIES. The Company increased short-term borrowings, principally with import loans associated with projects in progress in the Philippines, by $1.6 million during the quarter and six-month period ended April 30, 1999. The short term import loans, used for material purchases, bear interest at the prevailing interest rate which approximates 16% and are due and payable between June 1999 and August 1999. This compares to short-term debt repayment of $0.1 million during the 1998 period. Minority interest in the equity of the Company's Philippines joint venture increased by $.4 million during the six-months ended April 30, 1999.

         EFFECT OF EXCHANGE RATES ON CASH. Exchange rate fluctuations had an adverse effect of $0.7 million to cash flows during the quarter ended April 30, 1999, compared to a loss of $0.1 million in 1998.

         GENERAL. The Company attempts to structure payment arrangements with its customers to match costs incurred under projects. To the extent the Company is not able to match costs, it relies on its cash reserves and its credit facility to meet its working capital needs. As of April 30, 1999, the Company had working capital in excess of $22 million.

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

         Phase I is now 100% complete. The Company's main processes are computer-assisted design and development of curtain-wall systems, manufacturing information, and financial applications. The result of the Company's assessment of potential Y2K problems indicates that the natures of the Company's operations are such that there are few in-house date sensitive processes that could be expected to cause damage to the Company's assets or have a material effect on revenues. The survey of suppliers and customers is also 100% complete. The survey results received so far indicate that approximately 75% of the Company's suppliers of construction materials in the United States are Y2K compliant or have active Y2K programs. Suppliers in other countries, mainly China, Thailand and the Philippines typically employ manual processes.

         Phase II has also been completed. Operating system and software patches have been received from developers. The Company has used the technical services of IBM to conduct a Y2K upgrade to one computer system. Company personnel are handling all other Y2K upgrades. Replacements for non-compliant hardware have taken place.

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

         FOREIGN EXCHANGE RISKS. Where possible, the Company generally attempts to mitigate foreign exchange risk by entering into contracts providing for payment in United States dollars instead of the local. Nonetheless, local currency must be used to pay for local labor, raw materials or other local country costs of operations. The Company currently has contracts denominated in the Hong Kong dollar, Thai baht and Philippine peso. Future contracts may be denominated in the currency of other countries. The Company maintains cash, short-term debt (based on floating interest rates), accounts receivable, and accounts payable in several currencies. The functional currencies in which those accounts are maintained match the functional currencies of construction contracts in process. Accounts are also maintained in United States dollars in all countries in which the Company operates. The following table shows the April 30, 1999, United States dollar translated balances of selected non-US dollar denominated current accounts by the currency in which they are maintained:


                                                                HONG KONG         THAI    PHILIPPINE
      ($ IN MILLIONS)                                             DOLLARS         BAHT         PESOS
      -----------------------------------------------------------------------------------------------
      Cash and restricted cash                                     $  0.7       $  1.5         $   -
      Short-term debt                                                 1.5            -             -
      Accounts and claim receivable                                   1.1          1.9           0.2
      Accounts payable and accrued expenses                           1.5          0.3           0.3
      ===============================================================================================
      US dollar exchange rate at January 31, 1999                   7.740        36.92         38.68


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

         The Company generally attempts to contract to secure compensation for devaluation of local currencies relative to the United States dollar. In these instances, although the Company may incur translation losses, the Company seeks to offset such losses by increases in the amount of local currency payable to the Company under contract so as to approximate the original United States dollar equivalent value of the contract. There can be no assurance that the Company will be successful in negotiating contracts with terms that maintain a United States dollar equivalency. As of April 30, 1999, the Company's backlog of non-US dollar based contracts without contract provisions to ensure United States dollar equivalency totaled approximately $18.0 million. Exchange rate fluctuations in local currency denominated contracts that do not have a United States dollar equivalency, and in exchange rates in general, could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

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

Information as of April 30, 1999, required by Item 701(f) of Regulation S-K is set forth below:

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

                         FLOUR CITY INTERNATIONAL, INC.
                                  COMMON STOCK
                    EXPENSES OF ISSUANCE AND USE OF PROCEEDS
                              AS OF APRIL 30, 1999
                           (in thousands) (unaudited)


      Aggregate offering price of amount sold to date                 $ 17,144
      Expenses of issuance:
         Underwriters discount                                           1,286
         SEC registration fee                                                9
         NASD filing fee                                                     3
         Nasdaq National Market listing fee                                 67
         Blue sky fees and expenses including legal fees                    15
         Printing costs                                                    248
         Registrar and Transfer Agent fees                                   5
         Legal fees and expenses                                           548
         Underwriters nonaccountable expense allowance                     257
         Accounting fees and expenses                                      130
         Miscellaneous                                                      31
                                                                ---------------
            Total expenses of issuance                                   2,599
                                                                ---------------
      Net proceeds                                                      14,545
      Use of proceeds:
         Direct or indirect payment to directors,
            officers, 10% owners, affiliates and others                      -
         Proceeds used for construction of plant, building,
            and facilities                                                   -
         Proceeds used for purchase and installation of
            machinery and equipment                                          -
         Proceeds used for investment in joint ventures                    334
         Proceeds used as collateral for lines of credit                 2,000
         Proceeds used for working capital                               1,154
         Temporary investments in U.S. Government
            securities, 1-A commercial paper,
                                                                ===============
            and cash deposits                                         $ 11,057
                                                                ===============

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of Flour City International, Inc. was held on March 30, 1999 for the purpose of considering and voting on the following matters:

     a)  Election of Directors

     b Ratification of the appointment of Deloitte & Touch LLP as the Company's independent auditors for the year ending October 31, 1999.

The total number of shares (the "Shares") of $0.0001 par value of the Company outstanding and entitled to vote as of the close of business on February 15, 1999, the record date for the Meeting, was 6,267,539. The number of Shares represented in person or by valid proxy at the Meeting was 5,988,324.

The number of Shares voted at the Meeting was as follows with respect to the proposals listed below:

     In respect of the proposal to elect John W. Tang, Johnson Fong, Eugene M. Armstrong, Paul D. Lynam and Mabel Chan as directors to serve until the next Annual Meeting of Stockholders and until their successors are elected and qualified:


          -------------------------------------------------------------------------------------
                                       Shares in favor      Shares against    Shares abstaining
          -------------------------------------------------------------------------------------
          John W. Tang                        5,978,164                 0               10,160
          Johnson K. Fong                     5,978,164                 0               10,160
          Eugene M. Armstrong                 5,978,164                 0               10,160
          Paul D. Lynam                       5,978,164                 0               10,160
          Mabel Chan                          5,978,164                 0               10,160


In respect of the proposal to approve the ratification of the selection of the Board of Directors of Deloitte & Touche LLP as the independent accountants for the Company for the fiscal year ending October 31, 1999


-------------------------------------------------------------------------------------
                             Shares in favor   Shares against    Shares abstaining
-------------------------------------------------------------------------------------
Deloitte & Touche LLP          5,978,164             0                 10,160


ITEM 5. OTHER INFORMATION

         On April 26, 1999 the Company was informed by its independent auditors, Deloitte & Touche LLP ("D&T"), of D&T's resignation, effective as of that date. The reports of D&T on the financial statements of the Company for each of the two fiscal years ended October 31, 1998 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         During each of the two fiscal years ended October 31, 1998, and the subsequent interim period preceding D&T's resignation, there were no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of D&T, would have caused D&T to make reference to the subject matter of the disagreements in connection with their reports. During these periods, there were no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Audit Committee of the Board of Directors did not recommend a change in independent accountants and did not request that D&T resign the account.

The Company has authorized D&T to respond fully to the inquiries of the Company's successor accountant and has requested that D&T provide the Company with a letter addressed to the Securities and Exchange

Commission stating whether it agrees with the above statements. A copy of that letter, dated April 30,1999, is filed as exhibit 16.1 to the Form 8-K as filed by the Company on April 30, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Exhibit 16.1 to the Form 8-K

(b)  REPORTS ON FORM 8-K

     The Company filed Form 8-K on April 30, 1999 pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 addressing "Changes in Registrant's Certifying Accounts.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of June, 1999.

                                     FLOUR CITY INTERNATIONAL, INC.

                                     /s/ JOHN W. TANG
                                     -----------------------------------------
                                     John W. Tang
                                     Chairman of the Board, Secretary

                                     /s/ JAMES F. LAWLER
                                     ------------------------------------------
                                     James F. Lawler
                                     Interim Chief Financial Officer