Form 10-Q
period 1999-07-31
FLOUR CITY INTERNATIONAL INC
filed 1999-09-14
CIK 1049049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549-1004



                                    FORM 10-Q

   (Mark One)

     X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    --- SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

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

                                 (423) 928-2724
                ------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes X  No
            ---    ---


         Common stock 6,267,539 shares outstanding at September 13, 1999

                       FLOUR CITY INTERNATIONAL, INC.INDEX
-------------------------------------------------------------------------------

                                                                                        PAGE NO.
                                                                                        --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Operations                        3

                  Condensed Consolidated Balance Sheets                                  4

                  Condensed Consolidated Statements of Cash Flows                        5

                  Notes to the Condensed Consolidated Financial Statements               6-9

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                              9-13

PART II.  OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds                              14

         Item 5.  Other Information                                                      15

         Item 6.  Exhibits and Reports on Form 8-K                                       15

SIGNATURES                                                                               15

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            FLOUR CITY INTERNATIONAL, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands except per share amounts) (unaudited)

                                                                   Three months ended              Nine months ended
                                                                        July 31,                        July 31,
                                                                    1999          1998            1999          1998
------------------------------------------------------------------------------------------------------------------------
Revenues                                                         $ 10,969       $ 10,004       $ 30,617       $ 23,395
Cost of revenues                                                   (8,567)        (7,125)       (24,752)       (15,035)
------------------------------------------------------------------------------------------------------------------------
   Gross margin                                                     2,402          2,879          5,865          8,360
Selling, general and administrative expenses                       (4,460)        (1,937)        (9,085)        (4,890)
Amortization, net                                                     235             99            403            282
------------------------------------------------------------------------------------------------------------------------
   Operating profit (loss)                                         (1,823)         1,041         (2,817)         3,752
Foreign currency transaction losses                                    83            (74)           (44)          (431)
Equity in net loss of unconsolidated affiliates                       -               26            -              (39)
Other income (expense), net                                           207            182            708            424
------------------------------------------------------------------------------------------------------------------------
   Income (loss) before income taxes and minority interests        (1,533)         1,175         (2,153)         3,706
Income taxes                                                          (68)          (248)          (122)          (637)
Minority interests in earnings of consolidated subsidiaries          (203)           -             (672)           -
------------------------------------------------------------------------------------------------------------------------
   Net income (loss)                                             $ (1,804)      $    927       $ (2,947)      $  3,069
========================================================================================================================
Net income (loss) per share:
   Basic                                                         $  (0.29)      $   0.16       $  (0.47)      $   0.69
   Diluted                                                       $  (0.29)      $   0.16       $  (0.47)      $   0.64
========================================================================================================================
Weighted average shares outstanding:
   Basic                                                            6,268          5,658          6,268          4,461
   Diluted                                                          6,268          5,951          6,268          4,825
========================================================================================================================

            See Notes to Condensed Consolidated Financial Statements

                         FLOUR CITY INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands except shares and per share amounts)

                                                             July 31, 1999     October 31, 1998
------------------------------------------------------------------------------------------------
                                                              (unaudited)
ASSETS
Cash and cash equivalents                                     $    14,005         $    19,297
Restricted cash                                                     3,588               3,887
Accounts receivables, net                                           5,402               8,124
Claims receivable                                                     -                   970
Note receivable                                                     1,395               1,395
Costs and estimated earnings in excess
    of billings on uncompleted contracts                            3,882               3,314
Deferred income taxes                                                 279                 204
Other current assets                                                2,424               2,244
------------------------------------------------------------------------------------------------
   Total current assets                                            30,975              39,435
Plant and equipment, net                                            2,094               1,454
Other assets                                                        1,968               1,362
------------------------------------------------------------------------------------------------
   Total assets                                                  $ 35,037         $    42,251
================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt                                                  $  3,014         $     1,282
Accounts payable and accrued expenses                               4,787               4,119
Accounts payable to related parties                                   -                    79
Billings in excess of costs and estimated
  earnings on uncompleted contracts                                 2,287               8,543
Other current liabilities                                             971                 485
------------------------------------------------------------------------------------------------
   Total current liabilities                                       11,059              14,508
Negative goodwill, net                                              1,056               1,384
------------------------------------------------------------------------------------------------
   Total liabilities and deferred credits                          12,115              15,892
------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interests in equity of consolidated subsidiaries             878                 207
Stockholders' equity:
   Preferred stock, par value $0.0001; authorized
      5,000,000 shares; no shares issued                              -                 -
   Common stock, par value $0.0001; authorized
      50,000,000 shares; issued and outstanding
      6,267,539 shares at July 31, 1999, and
      October 31, 1998                                                -                 -
   Additional paid-in-capital                                      14,788              14,788
   Retained earnings                                                7,851              10,798
   Accumulated other comprehensive income (loss)                     (495)                697
   Other stockholders' equity                                        (100)               (131)
------------------------------------------------------------------------------------------------
      Total stockholders' equity                                   22,044              26,152
------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity             $ 35,037         $    42,251
================================================================================================

            See Notes to Condensed Consolidated Financial Statements

                         FLOUR CITY INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands) (unaudited)


Nine months ended July 31,                                                           1999              1998
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                               $ (2,947)        $  3,069
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operations:
    Depreciation and amortization                                                       30             (195)
    Non-cash stock compensation                                                         31               46
    Deferred income taxes                                                                -              216
  Changes in assets and liabilities net of effects of acquisitions of businesses:
    Restricted deposits                                                                299           (1,471)
    Accounts receivable, net                                                         2,722            2,787
    Costs, estimated earnings and billings, net                                     (6,824)          (1,761)
    Other current assets                                                              (301)              34
    Other assets                                                                      (554)             (74)
    Receivable from joint venture                                                      -               (544)
    Accounts payable and accrued expenses                                              668              212
    Income taxes payable                                                               104             (171)
    Other current liabilities                                                          384             (827)
    Accounts payable to related parties                                                (79)              (5)
-------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                 (6,467)           1,316
-------------------------------------------------------------------------------------------------------------
                                                                                                        -
Cash flows from investing activities:
  Purchase of property, plant and equipment                                           (954)            (152)
  Investment in joint venture corporations                                             (52)            (370)
-------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                               (1,006)            (522)
-------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Proceeds from issuance of common stock                                                 -             14,666
  Proceeds (payments) on bank borrowings                                             1,732               37
  Changes in minority interest                                                         671              -
-------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                            2,403           14,703

Effect of exchange rate changes on cash                                               (222)            (740)
-------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                (5,292)          14,757
Cash and cash equivalents, beginning of year                                        19,297              342
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                            $ 14,005         $ 15,099
=============================================================================================================

Supplemental cash flow information:
  Interest paid in cash                                                           $     60         $     30
  Income taxes paid in cash                                                            180              586
=============================================================================================================

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

         When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules, and notes, included in the Company's Annual Report on Form 10-K for the year ended October 31, 1998. Prior year's quarterly financial statements have been reclassified to conform to current presentation.

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

3.       ACCOUNTS AND NOTE RECEIVABLE, NET
(in thousands)

         Accounts and note receivable are net of allowance for doubtful accounts of $1,877 and $539 at July 31, 1999, and October 31, 1998, respectively. In accordance with the terms of long-term contracts, customers withhold certain percentages of billings until completion and acceptance of performance under the contracts. Final payments of all such amounts withheld which might not be received within a one-year period from July 31, 1999, and October 31, 1998, are $4,273 and $5,002 respectively. In conformity with trade practice, however, the full amount of accounts receivable has been included in current assets. Notes receivable consists of a $1,395 note from Armco, Inc. (Armco) related to contracts assumed when the Company acquired Flour City Architectural Metals, Inc. (FCAM) from Armco.

4.  OTHER INCOME (EXPENSE), NET
(in thousands)

------------------------------------------------------------------------------------------------------
                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
------------------------------------------------------------------------------------------------------
                                        JULY 31,                              JULY 31,
                                         1999             1998                1999               1998
------------------------------------------------------------------------------------------------------
Interest income                     $     209        $     155           $     676          $     218
Interest expense                         (25)             (12)                (60)               (34)
Other income (expense), net                23              39                  92                240
------------------------------------------------------------------------------------------------------
   Other income (expense), net      $     207        $     182           $     708          $     424
======================================================================================================

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

SEGMENT REVENUES AND PROFIT
(in thousands)

-----------------------------------------------------------------------------------------------------------------------
                                                            Three months ended                 Nine months ended
-----------------------------------------------------------------------------------------------------------------------
                                                                 July 31,                           July 31,
                                                            1999            1998             1999            1998
-----------------------------------------------------------------------------------------------------------------------
Revenues
   Revenues from external customers:
      North America                                     $  3,592         $  5,356        $ 10,945         $ 13,661
      Pacific                                              7,377            4,648          19,672            9,734
-----------------------------------------------------------------------------------------------------------------------
         Total revenues from external customers           10,969           10,004          30,617           23,395
   Intersegment revenues:                                    -                -
      North America                                           22              -               463              -
      Pacific                                                -                -               -                -
-----------------------------------------------------------------------------------------------------------------------
         Total intersegment revenues                          22              -               463              -
-----------------------------------------------------------------------------------------------------------------------
Total revenues for reportable segments                    10,991           10,004          31,080           23,395
Elimination of intersegment revenues                         (22)             -              (463)             -
-----------------------------------------------------------------------------------------------------------------------
   Consolidated revenues                                  10,969           10,004          30,617           23,395
=======================================================================================================================

Profit or (loss):
   North America                                            (241)             258            (338)             863
   Pacific                                                (1,585)             669          (2,609)           2,206
-----------------------------------------------------------------------------------------------------------------------
Profit (loss) for reportable segments                     (1,826)             927          (2,947)           3,069
Unallocated corporate income and (expenses), net              22              -               -
-----------------------------------------------------------------------------------------------------------------------
   Consolidated net income (loss)                         (1,804)             927          (2,947)           3,069
-----------------------------------------------------------------------------------------------------------------------

Segment assets are the total assets of the segments. Unallocated corporate assets consist primarily of cash and certificates of deposit.

SEGMENT ASSETS
(in thousands)

AT JULY 31, 1999 AND OCTOBER 31, 1998                   1999           1998
----------------------------------------------------------------------------
Assets
   North America                                       $9,304       $10,914
   Pacific                                             11,951        17,349
----------------------------------------------------------------------------
Total assets for reportable segments                   21,255        28,263
Unallocated corporate assets                           13,782        13,988
----------------------------------------------------------------------------
   Consolidated total assets                          $35,037       $42,251
============================================================================


6.  COMMITMENTS AND CONTINGENCIES
(in thousands)

         In August 1999, the Company entered into a five year lease with an option to purchase approximately 100,000 sq.ft. manufacturing facility near Johnson City, Tennessee.

         As of July 31, 1999, the Company had a total of $5,988 in performance guarantees outstanding in relation to construction contracts in progress in Thailand, Hong Kong and the Philippines.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Flour City International, Inc. (the "Company"), a Nevada corporation incorporated in 1987, is a worldwide leader in the design, fabrication and installation of custom exterior wall systems (known as "curtain wall") used in the construction of a wide range of commercial and governmental buildings. The Company works closely with architects, general contractors and owners/developers in the development and construction of highly recognizable mid-rise and high-rise office buildings, public-use buildings such as courthouses and airport terminals and other well-known landmark buildings and uniquely designed structures.

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

--------------------------------------------------------------------------------
         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS: THE DEPENDENCE OF THE COMPANY ON A SMALL NUMBER OF LARGE CONTRACTS; THE SENSITIVITY OF THE COMPANY'S BUSINESS TO GLOBAL ECONOMIC CONDITIONS; REFERENCES TO THE EXPECTED LEVELS OF GROSS MARGINS AND EXPENSES; YEAR 2000 COMPLIANCE; THE COLLECTABILITY OF RECEIVABLES; AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE SECTION BELOW ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS" SETS FORTH AND INCORPORATES BY REFERENCE CERTAIN FACTORS THAT COULD CAUSE ACTUAL FINANCIAL RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM THESE STATEMENTS.
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
(in thousands)

QUARTER ENDED JULY 31, 1999 COMPARED TO QUARTER ENDED JULY 31, 1998

         REVENUES. Total revenues increased 9.6% or $965 over the same quarter a year ago. Revenues for the third quarter ended July 31, 1999 were $10,969 compared to $10,004 for the quarter ended July 31, 1998. Revenues from projects in the Pacific-Rim totaled $7,377 in the third quarter; an increase of 59% or $2,729 over the same quarter last year. Project revenues in North America were $3,592, a decrease of 33% from the $5,356 revenues reported in the same period last year. North America has experienced significant delays on three of its projects this quarter. John F. Kennedy Airport Terminal #4 in New York, Trump Towers in New York and 33 Arch Street in Boston have experienced construction or start-up delays. The increase or decrease in revenues is typical of the cyclical nature of the Company's business, reflecting the simultaneous completion phase of a number of older projects and start-up phases of newer projects.

         GROSS PROFIT/MARGIN. Gross profit for the quarter ended July 31, 1999, was $2.4 million, or 21.9% of revenues, compared to $2.9 million, or 28.8% of revenues, for the same period of 1998. The decline in gross margin contribution and rate were the result of lower profit margin projects in the Pacific-Rim and North America in contrast to projects at the same time last year.

         North America gross margin was $.9 million, or 23.9% of revenues, for the quarter ended July 31, 1999, compared to $1.5 million, or 27.7% of revenues, for the same period in 1998. Pacific-Rim gross margin was $1.5 million, or 21% of revenues, for the quarter ended July 31, 1999, compared to $1.4 million, or 30% of revenues, for the same period in 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $4.4 million for the quarter ended July 31, 1999, compared to $1.9 million for the same quarter of 1998. Approximately $2.0 million of the $2.5 million increase represents a reserve that is the result of uncertainties in the collectability of primarily $1.6 million retention receivables and "cost in excess of billings" and $0.4 million in taxes and other costs on the Empire Towers project located in Thailand. In July 1999, the owner of the building has refused to honor claims previously agreed to and has asserted claims against the Company for which the Company believes are unsubstantiated. Management is exploring the feasibility of either legal action or arbitration to obtain resolution of the amounts due. The remaining additional increase in selling, general and administrative expenses of $0.5 million represents a 27% increase over the same period of the prior year and is primarily in support of the Pacific Rim revenue growth of 59% over that of last year.

         BACKLOG AND BIDS OUTSTANDING. The Company's backlog totaled $91 million at July 31, 1999, of which $46 million was from North America and $45 was from the Pacific-Rim area. Bids outstanding at July 31, 1999 totaled $242 million, $157 million in North America and $85 million in the Pacific-Rim and Europe.


NINE MONTHS ENDED JULY 31, 1999 COMPARED TO NINE MONTHS ENDED JULY 31, 1998

         REVENUES. Revenues increased by 30.9% or $7,222 from $23,395 to $30,617 in the nine-month period ended July 31, 1999, compared to the same period of 1998 due to increased project activity. Revenues generated by projects in North America decreased by 19.9% from $13,661 to $10,945 in the nine-month period ended July 31, 1999 compared to the same period of 1998. Revenues generated by projects in the Pacific-Rim increased by 102% from $9,734 to $19,672 in the nine-month period ended July 31, 1999 compared to the same period of 1998.

         GROSS PROFIT. Gross profit declined from $8,360 to $5,865 in the nine-month period ended July 31, 1999, compared to the same period of 1998. The decline in gross margin rate was the result primarily of lower profit margins on the mix of projects in both North America and the Pacific-Rim and was adversely impacted by the $1.0 million adjustment on the Empire Towers project in the first quarter.

         Gross profit margin as a percent of revenues decreased from 35.7% to 19.2% in the nine-month period ended July 31, 1999, compared to the same period of 1998. The decline in the gross margin rate is due to the mix of construction projects underway this year in comparison to those of last year and the adjustment discussed above.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $9.1 million for the nine-month period ended July 31, 1999 compared to $4.9 million for the same period of 1998. The increased expenses of $4.2 million was the result of the $2 million Empire Tower reserve adjustment previously discussed and to support the nine-month growth rate in global revenues of 31% and the anticipated future growth levels of the business. Exclusive of the Empire Towers reserve adjustment, selling, general and administrative expenses as a percent of revenues were 23% in the nine-month period ended July 31, 1999 compared to 21% in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

         Management expects that the Company will have sufficient liquidity to meet ordinary future short-term and long-term business needs. The source of liquidity generally available to the Company is cash and cash equivalents.

         OPERATING ACTIVITIES. $6.5 million in cash was used in operating activities for the nine-months ended July 31, 1999, compared to a contribution of $1.3 million for the same period of 1998. North America projects typically result in cash in-flows being less than cash outflows until units are installed on the building, which can be as long as twelve months from the beginning of the project. The Company typically receives substantial cash advances for projects located in the Pacific-Rim. A significant use of cash during the current period was attributable to a $6.8 million decline in the net billings in excess of cost and estimated earnings on uncompleted contracts in the Pacific-Rim. Other uses of cash during the nine-month period included an increase in other assets of $0.6 million and other current assets of $0.3 million. A source of operating funds was provided by a reduction in the accounts receivable of $2.7 million and an increase in accounts payable and accrued expenses of $0.7 million

         INVESTING ACTIVITIES. Capital expenditures used $1.0 million of cash during the nine-month period ended July 31, 1999, compared to $0.2 million in the same period of 1998. The expenditures were used primarily to equip a new fabrication plant in the Philippines for two major projects in progress there.

         FINANCING ACTIVITIES. The Company increased short-term borrowings, principally with import loans associated with projects in the Philippines, by $1.7 million during the nine-month period ended July 31, 1999. The short term import loans, used for material purchases, bear interest at the prevailing interest rate which approximates 16% and are due and payable between August 1999 and October 1999.

         During the quarter ended July 31, 1998 the Company completed the registration and issuance of 2,000,000 shares of the Company's $0.0001 par value stock resulting in net proceeds after deducting estimated issuance costs of approximately $13.5 million. On July 9, 1998 the Company's underwriters exercised their over-allotment option with respect to 143,000 shares resulting in net proceeds of approximately $1.0 million. The intended use of the proceeds is to increase the Company's plant production capacity, working capital and general corporate purposes. The increased stockholders' equity resulting from the offer allows the Company to secure more and larger bonding facilities.

         EFFECT OF EXCHANGE RATES ON CASH. Exchange rate fluctuations had an adverse effect of $0.2 million to cash flows during the nine-month period ended July 31, 1999, compared to $0.7 million in 1998.

         GENERAL. The Company attempts to structure payment arrangements with its customers to match costs incurred under projects. To the extent the Company is not able to match costs, it relies on its cash reserves to meet its working capital needs. As of July 31, 1999, the Company had working capital of $19.9 million and a working capital ratio of 2.8 to 1.

         COMMITMENTS AND CONTINGENCIES. See note 6 to the Condensed Consolidated Financial Statements for a discussion of environmental liabilities and loss contingency established for a lawsuit.

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

         Phase II has also been completed. Operating system and software patches have been received from developers. The Company has used the technical services of IBM to conduct a Y2K upgrade to one computer system. Company personnel have handled all other Y2K upgrades. Replacements for non-compliant hardware have taken place.

         Phase III testing of replacement software and upgraded hardware has been completed.

         The Company's costs incurred in connection with achieving Y2K compliance were not material. However, the Company does not separately track the internal costs incurred for the Y2K project since such costs are principally the related payroll costs for information systems employees. Management estimates the total external costs have totaled less than thirty thousand dollars.

         The most reasonably likely worst case scenario of a major Y2K failure would be the failure of several major suppliers to deliver required materials on time. As discussed above, this would involve mainly suppliers in North America. In such a case the Company could experience project delays of up to two weeks on projects. Such delays could result in higher levels of overtime for production and field installation workers as well as liquidating damages if projects are at critical stages near completion. The costs in such a case could be $1.5 million.

         Contingency plans are being formulated to minimize any Y2K problems. In-house computer systems are now believed to be Y2K compliant.

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

         FOREIGN EXCHANGE RISKS. Where possible, the Company generally attempts to mitigate foreign exchange risk by entering into contracts providing for payment in United States dollars instead of the local currency. Nonetheless, local currency must be used to pay for local labor, raw materials or other local country costs of operations. The Company currently has contracts denominated in the Hong Kong dollar, Thai baht and Philippine peso. Future contracts may be denominated in the currency of other countries. The Company maintains cash, short-term debt (based on floating interest rates), accounts receivable, and accounts payable in several currencies. The functional currencies in which those accounts are maintained match the functional currencies of construction contracts in process. Accounts are also maintained in United States dollars in all countries in which the Company operates. The following table shows the July 31, 1999, United States dollar translated balances of selected non-US dollar denominated current accounts by the currency in which they are maintained:

                                                      HONG KONG         THAI    PHILIPPINE
      ($IN MILLIONS)                                    DOLLARS         BAHT         PESOS
      -------------------------------------------------------------------------------------
      Cash and restricted cash                          $   0.5      $   0.6        $  0.2
      Short-term debt                                       0.4            -           1.3
      Accounts and claim receivable                         0.6          0.9           0.2
      Accounts payable and accrued expenses                 1.8          0.9           0.9
      =====================================================================================
      US dollar exchange rate at July 31, 1999            7.750        36.30         37.71

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

         The Company generally attempts to contract to secure compensation for devaluation of local currencies relative to the United States dollar. In these instances, although the Company may incur translation losses, the Company seeks to offset such losses by increases in the amount of local currency payable to the Company under contract so as to approximate the original United States dollar equivalent value of the contract. There can be no assurance that the Company will be successful in negotiating contracts with terms that maintain a United States dollar equivalency. As of July 31, 1999, the Company's backlog of non-US dollar based contracts without contract provisions to ensure United States dollar equivalency totaled approximately $15.0 million. Exchange rate fluctuations in local currency denominated contracts that do not have a United States dollar equivalency, and in exchange rates in general, could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

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


Information as of July 31, 1999, required by Item 701(f) of Regulation S-K is set forth below:

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


                         FLOUR CITY INTERNATIONAL, INC.
                                  COMMON STOCK
                    EXPENSES OF ISSUANCE AND USE OF PROCEEDS
                               AS OF JULY 31, 1999
                           (in thousands) (unaudited)

Aggregate offering price of amount sold to date                  $  17,144
Expenses of issuance:
   Underwriters discount                                             1,286
   SEC registration fee                                                  9
   NASD filing fee                                                       3
   Nasdaq National Market listing fee                                   67
   Blue sky fees and expenses including legal fees                      15
   Printing costs                                                      248
   Registrar and Transfer Agent fees                                     5
   Legal fees and expenses                                             548
   Underwriters nonaccountable expense allowance                       257
   Accounting fees and expenses                                        130
   Miscellaneous                                                        31
                                                                 ----------
      Total expenses of issuance                                     2,599
                                                                 ----------
Net proceeds                                                        14,545
Use of proceeds:
   Direct or indirect payment to directors,
      officers, 10% owners, affiliates and others                      -
   Proceeds used for construction of plant, building,
      and facilities                                                   -
   Proceeds used for purchase and installation of
      machinery and equipment                                          -
   Proceeds used for investment in joint ventures                      334
   Proceeds used as collateral for lines of credit                   2,000
   Proceeds used for working capital                                 1,260
   Temporary investments in U.S. Government
      securities, 1-A commercial paper,                          ----------
      and cash deposits                                           $ 10,951
                                                                 ==========

ITEM 5. OTHER INFORMATION


On August 20, 1999, the Company's Board of Directors authorized the appointment of the international accounting firm of Grant Thornton LLP to serve as the Company's independent auditors for the fiscal year ending October 31, 1999.

On August 20, 1999 the Board accepted the resignation of Michael J. Russo, who served as President of Flour City international Inc. and Chief Executive Officer of Flour City Architectural Metals, Inc. Edward Boyle III has been appointed President of Flour City International, Inc. Roger Ulbricht has been appointed Executive Vice President of Flour City International, Inc. and President and Chief Executive Officer of Flour City Architectural Metals, Inc. John Tang, Chairman of Flour City International, Inc. assumed the additional position of Chief Executive Officer of Flour City International, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Exhibit 16.1 to the Form 8-K

(b)  REPORTS ON FORM 8-K

     The Company filed Form 8-K on April 30, 1999 pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 addressing "Changes in Registrant's Certifying Accounts.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of September, 1999.


                                FLOUR CITY INTERNATIONAL, INC.


                                /s/ JOHN W. TANG
                                ------------------------------
                                John W. Tang
                                Chairman of the Board, Secretary



                                /s/ JAMES F. LAWLER
                                ------------------------------
                                James F. Lawler
                                Interim Chief Financial Officer