Form 10-K
period 1999-10-31
FLOUR CITY INTERNATIONAL INC
filed 2000-01-31
CIK 1049049

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-23789

                            ------------------------

                         FLOUR CITY INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                NEVADA                                      62-1709152
       (State of Incorporation)                 (IRS Employer Identification No.)

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

                        COMMON STOCK, $0.0001 PAR VALUE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on January 19, 2000, based on the Nasdaq closing price of $3.625 per share was $6,299,960.

    There were 5,375,408 shares of Common Stock, $0.0001 par value, issued and outstanding at December 31, 1999

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be filed for its 2000 Annual Meeting of Stockholders are incorporated by reference to Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


PART I

Item 1. Business............................................         1
Item 2. Properties..........................................         6
Item 3. Legal Proceedings...................................         7
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................         8
Supplementary Item. Executive Officers of the Registrant....         8

PART II

Item 5. Market for Registrant's Common Stock and Related
  Stockholder Matters.......................................         9
Item 6. Selected Financial Data.............................        10
Item 7. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................        13
Item 7a. Quantitative and Qualitative Disclosures about
  Market Risk...............................................        19
Item 8. Financial Statements and Supplementary Data.........        20
Item 9. Changes in and Disagreements with Accountants on
  Accounting and Financial Disclosure.......................        42

PART III

Item 10. Directors and Executive Officers of the
  Registrant................................................        43
Item 11. Executive Compensation.............................        43
Item 12. Security Ownership of Certain Beneficial Owners and
  Management................................................        43
Item 13. Certain Relationships and Related Transactions.....        43

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
  on Form 8-K...............................................        43
Signatures..................................................        45

                                     PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

    Flour City International, Inc. and its majority owned subsidiaries (the "Company" or the "Registrant") are primarily engaged in the design, engineering, manufacture, and installation of custom curtainwall systems for the construction industry. The Company was incorporated under the laws of the State of Nevada in 1987. The Company is a successor to another company of the same name incorporated under the laws of the State of Nevada on January 16, 1997, and International Forest Industries Inc. ("IFI"), an inactive corporation founded in 1987. The Company merged with and into IFI on May 16, 1997. IFI was the surviving corporation and it subsequently changed its name to Flour City International, Inc. The Company's primary operating units are Flour City Architectural Metals, Inc. ("FCAM") and Flour City Architectural Metals (Asia) Ltd. ("FCAM Asia").

    FCAM, a Delaware corporation, was formed in 1893 under the name Flour City Ornamental Iron Company as a specialty metals fabricator for the architectural industry. In January 1997 the Company purchased FCAM from Armco, Inc. ("Armco"), an Ohio corporation.

    Flour City Architectural Metals (Pacific) Ltd. ("FCAM Pacific"), formerly Hockley International Limited, a British Virgin Islands corporation incorporated on May 4, 1993, was acquired by the Company in January 1997 through a share exchange. FCAM Pacific is a holding company for the Company's Pacific-Rim operations which are managed by FCAM Asia, formerly known as Kasion Contracting Ltd.

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

    During 1998, the Company entered into a joint venture as a 45% minority shareholder with IMSALUM, S. A. de C. V., a corporation formed under the laws of Mexico, for the construction and operation of a manufacturing facility in Monterrey, Mexico. In October 1999, the Company and IMSALUM, S.A. de C.V. mutually agreed to terminate this joint venture which resulted in the Company recognizing a loss from the termination of the joint venture of $0.08 million. Also during 1998, the Company entered into a joint venture with The Arlo Aluminum Corporation, a Philippines corporation, for the manufacturing and installation of custom curtainwall units in the Philippines. The Company is a 55% majority shareholder in this joint venture and consolidates the financial results of the joint venture in the Company's financial statements. The joint venture is currently working on two projects in Manila.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    For financial information reporting purposes, the Company engages in one industry segment: the design, engineering, manufacturing, and installation of custom curtainwall systems for the construction industry. The Company's operations in geographic areas outside the United States principally include Hong Kong, the Peoples' Republic of China ("PRC"), the Philippines, Thailand and the United Kingdom. See Note 21 "Segment Information" in the Company's consolidated financial statements included in Part II, Item 8 of this report.

NARRATIVE DESCRIPTION OF THE BUSINESS

    The Company engages in the design, engineering, manufacturing, and installation of custom curtainwall systems for the construction industry. The Company offers a complete range of custom curtainwall services, including in-house design, engineering, manufacturing, assembly, installation and project management, which it provides to building owners, developers, and general contractors as a specialty subcontractor. The Company, one of the world's leading full-service providers of custom curtainwall in commercial and monumental high-rise construction, has been involved in the design, fabrication and installation of custom curtainwall systems in the United States since the modern high-rise emerged over 50 years ago. The Company actively participates in the architectural design stage of its projects, and it has excellent marketing and working relationships with major international architectural firms, and major international and domestic developers and project managers. Some of the most prestigious buildings in the world are accented by custom curtainwall systems designed, fabricated, and installed by the Company. Such buildings include:

      Citicorp Center, New York
       JFK Airport Terminal One, New York
       320 Park Avenue (Mutual of America), New York
       First Interstate Bank Tower, Los Angeles
       Rock and Roll Hall of Fame, Cleveland
       Key Tower, Cleveland
       Empire Towers, Bangkok, Thailand
       Allied Bank Tower (Fountain Place), Dallas
       United Airlines Terminal at O'Hare Airport, Chicago
       International Terminal at O'Hare Airport, Chicago
       G.T. International Tower, Manila, Philippines
       IDS Building, Minneapolis
       RCBC Tower, Manila, Philippines

INDUSTRY BACKGROUND

    The term "curtainwall" is used to describe the non-load bearing external walls of modern mid-rise and high-rise buildings, which consist of a combination of glazing, cladding elements and supports to attach the custom curtainwalls to the main building structure. The curtainwall market is composed of standard and custom segments. Standard curtainwall typically consists of stock components that can be manufactured with minimal design and engineering at relatively lower cost and correspondingly lower margins. Alternatively, custom curtainwall often includes unique and irregular designs manufactured according to project-specific requirements, typically at higher margins due to the extensive design and engineering work involved.

    Custom curtainwall defines high-rise and monumental buildings from an aesthetic and architectural perspective. Custom curtainwall systems also serve a wide range of practical purposes, including protecting the building interior from the elements and allowing for cost savings through the introduction of high performance, energy saving materials. The custom curtainwall component of a typical high rise building will represent between 5% and 15% of the overall cost of the building. The types of structures that utilize custom curtainwall systems include mid-rise and high-rise buildings, campus-style buildings, and public buildings such as courthouses and airport terminals.

    Custom unitized curtainwall panels are produced and assembled in a factory setting with minimal on-site operation, as opposed to the hand-cladded method of using bricks and cement to constitute the facade of a building. Once assembled, the curtainwall units are shipped to the job site for erection by the Company's field labor force or by installation subcontractors. Custom curtainwall construction requires expertise in various external building materials, including marble, granite and other stone, aluminum, steel and pre-cast concrete, sealed and operable window systems, and systems for securely attaching outside panels to building superstructures. Custom curtainwalls allow repair work to be carried out to the facade of the building by the replacement of a damaged wall panel without affecting the entire external facade of the building. The deterioration and failure of older curtainwall systems have also created demand for the repair or installation of new custom curtainwall systems to modernize or reclad existing buildings and structures.

UNITED STATES CURTAINWALL MARKET

    As a specialty part of the commercial real estate construction market, the custom curtainwall segment of the construction industry is driven by several factors. The need for and development of mid-rise, campus style and high-rise buildings, which drives demand for custom curtainwall systems, is influenced by the supply and demand of premium office space as well as industrialization, urbanization, suburbanization and population growth. As with the overall commercial real estate market, the domestic and international markets in which the Company participates are cyclical in nature. The Company believes that decreasing vacancy rates often lead to increased rents, which in turn contributes to increased private sector spending on construction projects, a portion of which will utilize custom curtainwall systems.

    The United States has seen an increase in the use of custom curtainwall systems in public sector buildings and buildings with heavy public use, such as airport terminals and courthouses. The construction of public sector projects or the need for new or upgraded public facilities is usually supported by taxation. Public sector buildings tend to be designed for a longer life cycle, which in turn requires a curtainwall system that can provide superior performance with limited maintenance. Contracts for installation of custom curtainwall systems in public sector buildings have presented an area of growth for the Company. There has been a significant rise in the number of private office building projects initiated in the last few years.

    The Company, by way of its international presence, hopes to mitigate cyclical swings in the commercial real estate market of any one country by its projects in other countries.

INTERNATIONAL MARKETS

    SOUTHEAST ASIA. In light of the economic volatility in Southeast Asia, demand for taller, premium office buildings in the region in general remains depressed. However, parts of the region are showing signs of recovery in comparison to prior years. For example, the Company has been asked to bid on or is aware of new projects in the Peoples Republic of China, Hong Kong, Taiwan, Japan, the Philippines and Thailand. In addition, several projects in Hong Kong that were delayed have been restarted. In 1999, the Company was awarded the curtainwall contracts for two projects in Hong Kong and one in the Shanghai that amounted to $40 million. The Company believes that, as economic conditions in the region improve, the continued demand for premium office space will result in increased demand for construction of buildings that utilize custom curtainwall. The Company also believes that the PRC, Hong Kong, and the Philippines should continue to be significant markets for the Company's products and services in the coming years.

    MIDDLE EAST. The Company has recently experienced an increase in bid activity throughout the Middle East, particularly in the United Arab Emirates. To the extent the demand for custom curtainwall intensifies, the Company's activity in the region may also increase.

    EUROPE. Historically, non-European curtainwall companies have faired poorly in their efforts to penetrate the European market. However, the Company is investigating opportunities in this area through its London, England sales office that opened in January 1999.

    LATIN AMERICA. The increase in economic activity in Latin America, which started in mid-1996, continues in Mexico, Argentina and Peru. The Company intends to pursue projects in Latin America. The Company believes that the stabilization of the Mexican peso should assist the Company in securing custom curtainwall projects in the growing Latin American construction industry.

    For the years ended October 31, 1999, 1998, and 1997, projects located outside the United States accounted for 66% 47%, and 40%, respectively, of total revenues. See "Factors That May Affect Future Results" in Management's Discussion and Analysis of Financial Position and Results of Operations in Item 7 of this report, Note 21 "Segment Information" to the Company's consolidated financial statements included in Part II, Item 8 of this report.

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

    The Company's projects are, and in the foreseeable future, will continue to be awarded by private or governmental entities in a competitive bidding process. Due to the nature of the bidding and award process, the Company has experienced, and in the future expects to experience, delays in project awards. These delays and the fact that the Company is not awarded many of the contracts that it bids on, have caused, and will continue to cause, variations in quarterly and annual results. In addition, no assurance can be given that the timing of a project award will be consistent with the Company's expectations. The Company's failure to win bids or obtain new projects in a timely manner could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

MAJOR CUSTOMERS

    The Company operates on several large construction contracts at a time. While the loss of any substantial customer or contract could have a material short-term impact on the Company's business, the Company believes that its diverse operations would minimize the long-term impact of any such loss. During 1999 the Company received ten percent or more of its revenues from the following customers

                                                PERCENT OF 1999
                   CUSTOMER                        REVENUES
                   --------                     ---------------
ECW Joint Venture.............................            25%
Philippine Securities Corporation.............            14%
Amec Kumagi Joint Venture.....................            14%
LMB (Lehrer McGovern Bovis)...................            12%

COMPETITION

    The United States and international markets for custom curtainwall construction are cyclical and dependent on change in general economic conditions. The curtainwall industry remains highly competitive with numerous contractors typically bidding on each available project. A limited number of custom curtainwall projects are in development or under construction at any given time. The Company competes for desirable projects, financing, subcontractors, and other resources. A significant number of the Company's projects are obtained through a bidding process, which is subject to intense competition. There can be no assurance that the Company will be successful in winning projects or that it will successfully complete future or existing projects on a profitable basis.

    The Company encounters competition in the United States and abroad from Benson Industries, Inc., Cupples Products, Glassalum, and other curtainwall contractors. The Company's primary competitors in Asia include Nippon Light Metals Ltd., Builder's Federal Ltd., Permasteelisa Holdings Ltd., and Josef Gartner & Co. Ltd. (Hong Kong). The Company regularly faces competitive bids from one or more of these competitors when bidding for custom curtainwall contracts, and some of these competitors have greater financial resources than the Company. Although the level and nature of competition differs between markets and among products, the Company believes that it competes on the basis of cost, the quality of its design and workmanship, and its reputation. The Company expects its markets to remain highly competitive.

GOVERNMENT CONTRACTS

    No material portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any governmental entity in the United States or abroad with which it has contracted.

SOURCES AND AVAILABILITY OF RAW MATERIALS

    The Company purchases raw materials used in the production of curtainwall units from a variety of sources on a global basis. The Company believes that none of the materials, principally aluminum, glass and sealants, required for its manufacturing operations are proprietary in nature and that an adequate supply of raw materials is available from several sources.

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

SEASONALITY

    While the Company does not consider its business, taken as a whole, to be seasonal, the Company's dependence on a relatively small number of large contracts for most of the Company's work means that the timing of these contracts can cause significant quarterly, and even annual, revenue swings. Further, awards of contracts for new projects are generally very slow in the period of November through January in each year. Additionally, adverse weather conditions in northern climates often cause the field installation or erection phase of projects to be somewhat slower in winter months than during other periods of the year.

    The Company has experienced, and in the future expects to experience, significant delays in project awards. These delays have caused and will continue to cause variations in quarterly results, some of which may be material.

WORKING CAPITAL PRACTICES

    The Company engages in no unusual practices regarding inventories, receivables or other working capital items. In fiscal year 1999, the Company utilized proceeds from its 1998 public offering, bank borrowings and import loans to fund its working capital requirements.

BACKLOG

    As of December 31, 1999 and 1998, the Company had over $125 million and $98 million in project backlog, respectively. Project backlog represents projected remaining revenues on projects awarded, as evidenced by a letter of intent or contract. In accordance with construction industry practices, letters of intent are included in backlog. In addition, due to the long lead times inherent in producing custom curtainwall units, the Company undertakes significant design and development work at the request of project owners and developers prior to the issuance of formal contracts. Letters of intent are, however, subject to cancellation. The typical duration of a project from commencement to completion ranges from 18 to 30 months depending upon the size and complexity of a specific project. At December 31, 1999, the Company had outstanding bids on projects with an aggregate contract value of over $160 million. There can be no assurance that the Company will be successful in securing any contracts as a result of these bids, that the projects will be awarded in a timely manner or that the Company will recognize as revenue the amounts reflected as backlog.

EMPLOYEES

    As of December 31, 1999, the Company employed approximately 870 people of whom approximately 106 were in North America and 764 were in the Pacific Rim. Of the 870 employees, approximately 204 were salaried or clerical and 666 were involved in either the manufacturing or erection phase of active contracts. Levels of employment vary considerably given the number and timing of active projects particularly during the manufacturing and field erection phase. The Company contracts with union labor for curtainwall erection services in the United States. The Company considers its relations with its employees to be good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    Financial information about foreign and domestic operations and export sales are set forth in Note 21 to the Company's consolidated financial statements included in Part II. Item 8 of this report.

ITEM 2. PROPERTIES

    The Company's facilities as of December 31, 1999, consist of:

       PRINCIPAL CHARACTER                                    AREA
           OF PROPERTY                   LOCATION         (SQUARE FEET)   HOW HELD
       -------------------               --------         -------------   --------
Office...........................  Johnson City, TN           20,000       Leased

Manufacturing....................  Kingsport, TN              95,000       Leased

Office...........................  Jericho, NY                 2,500       Leased

Office...........................  Hong Kong, China            8,129       Leased

Manufacturing....................  Foshan, China              20,000       Leased

Office...........................  Shanghai, China             1,609       Leased

Office...........................  London, England             1,500       Leased

Office...........................  Bangkok, Thailand           2,876       Leased

Office...........................  Manila, Philippines         2,817       Leased

Manufacturing/Whse...............  Manila, Philippines       110,925       Leased

    With the expansion into the recently leased Kingsport, Tennessee plant, the Company intends to consolidate its principal offices, design and engineering activities currently in Johnson City, Tennessee into the Kingsport facility within the next year to provide operating efficiencies and cost savings.

    During fiscal year 1999, and in conjunction with a joint venture, the Company leased a manufacturing facility in Foshan, China. To meet the increasing manufacturing demands associated with two newly awarded contracts in Hong Kong the Company anticipates leasing additional manufacturing facilities in Mainland China in 2000.

    Management believes that the Company's leased facilities together with other facilities available to the Company are suitable and adequate for its current operations and provide sufficient capacity for its future operations.

ITEM 3. LEGAL PROCEEDINGS

    The Company currently and from time to time is involved in litigation in the ordinary course of its business. The Company does not believe that it is involved in any litigation, including the proceedings described below, that will, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flow.

    During the period FCAM was owned and operated by Armco, FCAM and its former parent company E. G. Smith Construction Products, Inc. ("E. G. Smith") operated facilities that allegedly generated hazardous substances. As of December 31, 1999, unresolved actions with respect to environmental litigation are:

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

    Under the terms of the agreement pursuant to which the Company purchased FCAM from Armco, Armco agreed to defend, indemnify and hold harmless the Company in connection with certain lawsuits, including environmental claims associated with any property owned or operated by, or which constituted a disposal area of, Armco or FCAM prior to January 1, 1997 (the "Indemnification Agreement"). The Company believes that to the extent the Company incurs any loss or liability in connection with any such action, it will be fully compensated pursuant to the terms of the Indemnification Agreement.

    It is the Company's policy to accrue for environmental liabilities if information available prior to the issuance of the Company's financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and that the loss can be reasonably estimated.

    It is also the Company's policy to disclose the possibility of an environmental liability if a) both litigation has commenced or a claim or an assessment has been asserted, or, based on available information, commencement of litigation or assertion of a claim or an assessment is probable and b) based upon available information, it is probable that the outcome of such litigation, claim or assessment will be unfavorable to the Company. The Company assesses materiality in a manner consistent with the requirements of Instruction 5 of Item 3 of Regulations S-K. There have been no claims of a material nature arising since FCAM was purchased by the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended October 31, 1999.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

(PURSUANT TO INSTRUCTION 3 TO ITEM 401(B) OF REGULATION S-K).

EXECUTIVE OFFICERS        POSITION
------------------        --------
John W. Y. Tang, 47       Chairman of the Board of the Company since January 1997
                          Chief Executive Officer of the Company since August 1999
                          Managing Director of FCAM Pacific since 1992.
                          Managing Director of FCAM Asia since 1992
                          Director of FCAM since 1997.

Edward M. Boyle, III, 39  President of the Company since August 1999
                          Secretary of the Company since January 2000
                          Chief Operating Officer of FCAM Pacific since October 1998
                          Director of Sales and Marketing of Harmon CFEM Facades
                          (UK) Ltd from 1993 to 1998
                          Director of Sales and Marketing of Harmon CFEM Facades S.A from 1993 to 1998

Johnson K. Fong, 41       Executive Vice President of the Company since November 1999
                          Director of the Company since January 1997
                          Partner in the accounting firm of Anderson, Schwartz and
                          McGuire, LLP from 1988 to 1999

James F. Lawler, 50       Interim Chief Financial Officer of the Company
                          since March 1999.
                          Financial Consultant from 1992 to 1999
                          Controller of Inmac Corp. from 1987 to 1992
                          Vice President, Chief Financial Officer of GoodMark
                          Foods, Inc. from 1984 to 1987

Roger Ulbricht, 59        Executive Vice President of the Company since August 1999
                          President of FCAM since August 1999
                          Executive Vice President of FCAM from June 1998 to July 1999
                          Senior Vice President of Technical Services of FCAM
                          from 1977 to June 1998

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    The Company's common stock began trading on The NASDAQ Stock Market (NASDAQ) on May 21, 1998. The Company's stock was traded on the OTC Bulletin Board during the period March 1997 through May 1998. Prior to March 1997, there was no market for the Company's common stock. The table presented in Item 6--Selected Financial Data includes the range of high and low bid quotations per share for the Company's Common Stock for the periods indicated as reported by NASDAQ and the OTC Bulletin Board, where the stock trades under the symbol "FCIN." OTC Bulletin Board market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Information is presented beginning with the date of merger between the Company and IFI. Effective May 21, 1998, the number of shares of the Company's common stock were reduced by a 1 for 7 reverse stock split. As of December 31, 1999, there were 94 holders of record of the Company's common stock.

    The Company paid no dividends during the fiscal year ended October 31, 1999 and 1998. During the fiscal year ended October 31, 1997, the Company paid dividends of $1,095 per share on 100 shares of stock outstanding at that time. Future policy with respect to payment of dividends on the Common Stock will be determined by the Board of Directors based upon conditions then existing, including the Company's earnings and financial condition, capital requirements and other relevant factors.

REGISTRATION OF SECURITIES AND USE OF PROCEEDS

    Information as of October 31, 1999, required by Item 701(f) of Regulation S-K is set forth below:

    The Company's registration statement on Form S-1, Commission file number 333-43793, for 2,000,000 shares of the Company's common stock was filed with the United States Securities and Exchange Commission (the "Commission") and was declared effective on May 21, 1998. All of the shares offered to the public were sold by the termination date of May 28, 1998. On July 3, 1998, the Company's underwriters exercised their option with respect to the purchase of an over-allotment of 143,000 shares of common stock. The aggregate price of the 2,143,000 shares was $17,144,000.

COMMON STOCK - EXPENSES OF ISSUANCE AND USE OF PROCEEDS
(in thousands)

At October 31, 1999:
Aggregate offering price of amount sold.....................  $17,144
Expenses of issuance:
  Underwriters discount.....................................    1,286
  SEC registration fee......................................        9
  NASD filing fee...........................................        3
  NASDAQ National Market listing fee........................       67
  Blue sky fees and expenses including legal fees...........       15
  Printing costs............................................      248
  Registrar and Transfer Agent fees.........................        5
  Legal fees and expenses...................................      548
  Underwriters nonaccountable expense allowance.............      257
  Accounting fees and expenses..............................      130
  Miscellaneous.............................................       31
    Total expenses of issuance..............................    2,599
                                                              -------
Net proceeds................................................   14,545
                                                              -------
Use of proceeds:
  Proceeds used for purchase and installation of leasehold
    improvements, machinery and equipment...................    1,516
  Proceeds used for investment in joint ventures............      334
  Proceeds used as collateral for lines of credit...........    3,500
  Proceeds used for working capital.........................    1,540
                                                              -------
Temporary investments in United States
  Government securities and cash deposits...................  $ 7,655
                                                              =======

ITEM 6 -- SELECTED FINANCIAL DATA

(in thousands except per share data)

The following table shows summary consolidated financial information for the Company's continuing operations for the fiscal years ended October 31, 1999 through 1995. Certain information is restated to give retroactive effect to the 1997 mergers and recapitalizations between the Company and IFI and FCAM Pacific. The Company's historical financial information includes the Company in its current form since January 1997 and FCAM Pacific only for prior periods. As a result the financial information for the year ended October 31, 1997, includes FCAM for 10 months of the year. See Part I, Item 1 of this report.

                                                                YEAR ENDED OCTOBER 31
                                                 ----------------------------------------------------
                                                   1999       1998       1997       1996       1995
                                                 --------   --------   --------   --------   --------
(in thousands except per share data)
Revenues.......................................  $44,970    $32,280    $31,875    $ 6,684    $ 4,806
Gross margin...................................    8,552     11,049     13,845      3,019      2,034
Selling, general and administrative expense....   10,781      6,783      6,117      1,353      1,006
Operating profit (loss)........................   (1,893)     4,589      7,986      1,666      1,028
Other income and (expense).....................      345        305       (967)       (97)        65
Income (loss) before taxes and minority
  interest.....................................   (1,548)     4,894      7,019      1,569      1,093
Net income (loss)..............................   (2,229)     3,973      5,273      1,411        938
Net income (loss) per share:
  Basic........................................  $ (0.37)   $  0.82    $  1.33    $  0.36    $  0.24
  Diluted......................................  $ (0.37)   $  0.78    $  1.21    $  0.32    $  0.22
Weighted average shares outstanding:
  Basic........................................    6,010      4,847      3,960      3,960      3,960
  Diluted......................................    6,010      5,065      4,359      4,359      4,359
Cash dividends per restated share..............  $     -    $     -    $  0.03    $  0.03    $  0.33

                                                                      OCTOBER 31
                                                 ----------------------------------------------------
                                                   1999       1998       1997       1996       1995
                                                 --------   --------   --------   --------   --------
Cash...........................................  $ 9,557    $19,297    $   342    $ 1,401    $ 2,450
Working capital................................   19,862     24,927      8,513      1,104         50
Total assets...................................   35,909     42,251     21,083      7,571      4,350
Long-term debt.................................        -          -          -          -          -
Stockholders' equity...........................   22,056     26,152      7,674      1,661        370

(in thousands except per share data)

                                                                     QUARTERLY RESULTS
                                                      -----------------------------------------------
                                                       QUARTER 1    QUARTER 2   QUARTER 3   QUARTER 4
1999
  Revenues..........................................  $     7,342    $12,306     $10,969     $14,353
  Gross margin                                                951      2,512       2,402       2,687
  Operating profit (loss)...........................       (1,093)        99      (1,823)        924
  Net income (loss).................................         (884)      (259)     (1,804)        718
  Net income (loss) per share -- diluted............  $     (0.14)   $ (0.04)    $ (0.29)    $  0.12
  Price range of common stock:
    High............................................  $      5.25    $  5.31     $  3.50     $  2.75
    Low.............................................  $      3.13    $  2.38     $  1.81     $  1.31
1998
  Revenues..........................................  $     6,461    $ 6,930     $10,004     $ 8,885
  Gross margin......................................        3,120      2,361       2,879       2,689
  Operating profit..................................        1,815        879       1,041         854
  Net income........................................          809      1,333         927         904
  Net income per share -- diluted...................  $      0.19    $  0.31     $  0.16     $  0.14
  Price range of common stock:
    High............................................  $      6.56    $ 10.00     $  8.13     $  6.88
    Low.............................................  $      2.63    $  4.38     $  6.38     $  2.94
1997
  Revenues..........................................  $     3,717    $ 8,956     $12,198     $ 7,004
  Gross margin......................................        1,411      3,903       5,432       3,099
  Operating profit..................................          482      2,356       3,729       1,419
  Net income........................................          351      1,910       2,433         579
  Net income per share -- diluted...................  $      0.08    $  0.44     $  0.62     $  0.13
  Price range of common stock:
    High............................................   Not listed    $ 14.00     $  8.75     $  8.75
    Low.............................................   Not listed    $  7.00     $  6.13     $  3.50

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Global economic uncertainty impacted the Company's operations in 1998 but saw signs of recovery in 1999. Growth in revenues from the Company's Pacific-Rim operations slowed in 1998 but increased by 96% in 1999 in comparison to 1998; revenue from the Company's North American operations actually decreased in large part due to project delays. Backlog has grown substantially, increasing from approximately $45 million at the end of fiscal 1997 to over $98 million at the end of fiscal 1998 and over $108 million at the end of fiscal 1999.

    From a financial perspective, the major event for the Company during fiscal 1998 was the completion of its initial public offering in May 1998. The offering resulted in net proceeds to the Company of approximately $14 million, and these proceeds have enabled the Company to pursue several capital projects, including the expansion of manufacturing capacities in Tennessee, the Philippines and the PRC and to fund working capital requirements. The proceeds of the initial public offering have also strengthened the Company's balance sheet, which has helped the Company to secure needed additional bonding capacity for projects.

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

RESULTS OF OPERATIONS

YEAR ENDED OCTOBER 31, 1999 COMPARED TO YEAR ENDED OCTOBER 31, 1998

    REVENUES. Revenues in fiscal year 1999 increased by 39% or $12.7 million over the previous years revenue reaching $45 million compared to $32.3 million in 1998. The Pacific Rim revenues totaled $29.6 million, an increase, year on year, of $14.5 million or 96% while the revenues in North America totaling $15.4 in the fiscal year 1999, declined $1.8 million or 11%. Two projects in the Philippines accounted for the majority of the Pacific Rim revenue growth while the North America revenues were negatively impacted by project delays. See "Factors That May Affect Future Results" below. The delays in projects that adversely impacted the North American revenues in 1999 should result in an improved revenue performance for the North American operations in fiscal 2000.

    GROSS PROFIT: Gross profits totaling $8.5 million decreased by $2.5 million or 22.6% in 1999 compared to those in 1998 of $11 million. The gross margins in 1999 were 19% as a percentage of revenues while in 1998 the gross profit margin percentage was 34% of revenues. The decline in gross margin was primarily attributable to the project mix that comprised the revenue source in comparison to that of the prior year as a result of increasingly competitive bidding activity on new projects. In addition, a reduction in the estimated contract revenues and therefore gross margins of $1.0 million dollars was recorded this year when previously agreed to change orders were subsequently rejected by the owner of a project in Thailand that was nearing completion.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling general and administrative expenses in 1999 of $10.8 million were 24% of revenues in comparison to 21% of revenues in 1998, during which time selling general and administrative expenses totaled $6.8 million. Selling, general and administrative expenses were 20% and 23% of revenues respectively for the Pacific Rim and North America. Selling, general and administrative expenses increased by $4 million, $3.7 million in the Pacific Rim and $0.7 in North America, over the previous year or 62% in total. Approximately $2.0 million of the $4 million increase in selling general and administrative expenses represents a reserve that was established as the result of uncertainties that developed in the third quarter in regards to the collectability of primarily $1.6 million of retention receivables and "cost in excess of billings" and $0.4 million in taxes and other costs on the Empire Towers project located in Thailand. In the third quarter, events the Company believes were outside its control occurred on the Empire Towers project after which the owner of the building refused to honor claims previously agreed to and asserted claims against the Company which the Company believes are unsubstantiated. Management has met subsequently on several occasions with the building owner and the previous owner's specified supplier of the glass material of the project, to resolve the matters being alleged. The Company believes that allegations made by the building owner are the responsibility of a materials supplier and therefore is continuing to seek a favorable outcome to the dispute.

    The remaining increase in selling general and administrative expenses of $2 million representing a 31% increase over the previous year was due to the building of the Company's infrastructure, primarily in the Pacific Rim, in support of the Pacific Rim's revenue growth which was 96% in fiscal 1999.

    INCOME TAXES: Income tax expense decreased from $0.9 million in the fiscal year 1998 to a tax benefit of $0.1 million in fiscal year 1999. The pretax loss in North America resulted in a tax reduction of $1.5 million while the profitability of projects in the Pacific Rim segment, mainly on two Philippine projects, resulted in a $0.5 million increase in tax expense

    MINORITY INTEREST IN EARNINGS OF CONSOLIDATED SUBSIDIARIES. The minority interest in earnings of consolidated subsidiaries for the fiscal year 1999 was $0.8 million compared to $0.1 million the previous year. The increase is primarily the result of the profits recognized on two new projects in the Philippines, which accounted for 61% of the revenues in the Pacific Rim in 1999 in comparison to10% of revenues in the previous fiscal year. These projects are part of a joint venture in which the minority partner's interest is 45% of pretax earnings.

    BACKLOG. Backlog at October 31, 1999 was $108.9 million compared to $98.8 million at October 31, 1998. Of the backlog at October 31, 1999, $51.5 million is for projects located in North America and $57.4 million is for projects in Pacific-Rim countries.

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

    GROSS PROFIT. Gross profit decreased 20.2% to $11.0 million in 1998 from $13.8 million in 1997. Gross profit as a percent of revenues decreased to 34.2% in 1998 from 43.4% in 1997. This decrease was due primarily to the decrease in relative importance of one high-margin project that provided 36% of total revenues in 1998 compared to 84% in 1997. That project is scheduled for completion in 1999.

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

    OTHER OPERATING AND INCOME ITEMS. Other items of income before income taxes increased by $1.3 million to $0.3 million in 1998 compared to a loss of $1.0 million in 1997. Foreign currency transaction losses decreased by $0.9 million to a loss of $0.4 million in 1998 compared to a loss of $1.3 million in 1997. All foreign currency transaction losses relate to operations in Thailand. Operations in Hong Kong have not generated foreign currency transaction losses as the Hong Kong dollar is pegged to the United States dollar. Interest income net of interest expense increased by $0.5 million to $0.6 million in 1998 compared to $0.1 million in 1997 primarily due to interest derived from the investment of funds from the Company's initial public offering of its common stock. Other items of income, primarily equity income from joint ventures, decreased by $0.2 million to $0.1 million in 1998 compared to $0.3 million in 1997.

    INCOME TAXES. The Company's effective income tax rate decreased to 18% in 1998 from 25% in 1997 due to the lower relative proportion of income before taxes attributable to United States operations in 1998 versus 1997. The effective tax rate of operations in the United States is 38%. Generally, United States taxes may be incurred on international sales between the Company's foreign subsidiaries. However, the Company's operations in Hong Kong, Malaysia, and Thailand operate under rules of the Internal Revenue Code, local tax laws, and international tax treaties that results in little or no United States or foreign income taxes. The Company's new joint venture in the Philippines may incur income taxes in the 30% to 35% range. The Company's effective income tax rates are expected to increase in the future as income from operations in Hong Kong, Malaysia, and Thailand account for a smaller portion of consolidated income before taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company manages its liquidity through the allocation of working capital between North American and Pacific-Rim operations as needed and through the use of import loans and bank loans that are secured with restricted cash. The Company attempts to structure payment arrangements with its customers to match costs incurred under projects. To the extent the Company is not able to match payments with costs, it relies on its cash reserves and its credit facilities to meet its working capital needs.

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

    OPERATING ACTIVITIES. The Company's operating activities used $8.5 million in cash in 1999 compared to providing $6.6 million in 1998. The primary factor causing the decrease in cash flow in

1999 was due to a net loss of $2.2 million and an increase in the materials acquired and the fabrication and assembly of finished units for active projects in the Pacific Rim that had not as yet been invoiced.

    INVESTING ACTIVITIES. The Company's capital expenditures totaled $1.3 million in 1999 compared to $1.2 million in 1998. In 1999, the Company invested approximately $1.0 in the Pacific Rim area (primarily in the Philippines) for plant improvements and equipment in order to accommodate the growth in revenues that resulted from two projects that commenced production activities in early fiscal 1999. The Company also commenced expansion of its fabrication and assembly capacity in Tennessee by leasing a facility and starting leasehold improvements to that plant in anticipation of increasing revenues in fiscal year 2000 from projects awarded in 1999 and the re-commencement of projects that incurred start up delays in 1999.

    The investment in property, plant and equipment in1998 of $1.2 million is primarily attributable to the commencement of activities in the Philippines and additional engineering offices in Thailand and the Philippines

    In 1998, the Company contributed $0.6 million in capital to joint ventures in the Philippines, Mexico and the PRC compared to $0.1 million in 1997. The Company loaned $0.8 million to the developer of a joint venture in the PRC during 1998. The Company has reached a tentative agreement with the borrower for the repayment of the entire amount during fiscal year 2000. The Company terminated the joint venture in Mexico to the mutual satisfaction of both parties in late 1999.

    FINANCING ACTIVITIES. In 1999, cash generated by financing activities amounted to $0.5 million dollars. Net bank borrowings provided $2.0 million and the purchase of 892,000 treasury shares used $1.4 million. Cash generated by financing activities in 1998 increased to $15.0 million from $0.4 million in 1997. The increase was due primarily to the issuance of common stock for $14.5 million.

    On May 28, 1998, the Company completed the registration and issuance of 2,000,000 shares of the Company's $0.0001 par value common stock resulting in net proceeds after deducting estimated issuance costs of approximately $13.6 million. On July 9, 1998, the Company's underwriters exercised their over-allotment option with respect to 143,000 shares resulting in net proceeds of approximately $1.0 million. The proceeds of the offering are intended to be used to establish or acquire an interest in a fabrication facility in the PRC, capital expenditures at its Tennessee fabrication facility, working capital and general corporate purposes. In addition, increased stockholders' equity resulting from the offering will allow the Company to secure more and larger bonding facilities. Pending the complete application of the net proceeds the Company has invested the net proceeds in short-term, interest-bearing, investment grade securities.

    The Company maintains lines of credit with commercial banks in the United States and in Hong Kong totaling $4.5 million. The lines of credit are used to provide letters of credit in connection with the importation of goods, overdraft facilities and short-term financing. The lines of credit are collateralized by $2 million in the form of certificates of deposit and, in the case of the Hong Kong line, by the personal guarantee of the Chairman of the Company. The personal guarantee of the Chairman of the Company was vacated in December 1998. The lines of credit are fully collateralized and carry no restrictive covenants such as minimum balances or ratios. As of October 31, 1999 and 1998, the Company had approximately $3.3 million and $1.3 million respectively in borrowings under its lines of credit.

YEAR 2000 COMPLIANCE

    The Company undertook a project to address the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 (Y2K). The project was divided into three phases:

    - Phase I involved identifying areas where Y2K problems exist or may exist. This phase included both IT and non-IT systems and the surveying of suppliers and customers.

    - Phase II involved repairing or replacing items that were not Y2K compliant including computer hardware and software. This phase also involved identifying alternative sources of supply for major vendors that are not Y2K compliant.

    - Phase III involved testing significant systems and processes to assure their Y2K compliance.

    All phases of the project were completed prior to December 31, 1999

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

    The Company has contingency plans to minimize any Y2K problems. In-house computer systems are believed to be Y2K compliant. Management believes that the Company is adequately prepared for the year 2000 and that its Y2K project will mitigate any material effect on the Company's financial position, results of operations or cash flows. As of January 15, 2000 the Company has not become aware of any negative impact from a Y2K problem.

RECENTLY ISSUED ACCOUNTING STANDARDS

    A discussion of recently issued accounting standards is presented in Note 23 to the Company's consolidated financial statements in Item 8 of this report.

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

    - Dependence on large projects, the delay or abandonment of which could adversely affect the Company.

    Any of these factors could cause the Company's results of operations to fluctuate significantly from period to period, including on a quarterly basis.

    FOREIGN EXCHANGE RISKS. The Company generally attempts to mitigate foreign exchange risk by entering into contracts providing for payment in United States dollars instead of the local currency wherever possible. Nonetheless, local currency must be used to pay for local labor, raw materials or other local country costs of operations. The Company currently has contracts denominated in the Hong Kong dollar, Thai baht and Philippine peso. Future contracts may be denominated in the currency of other countries. The Company maintains cash, short-term debt (based on floating interest rates), accounts receivable, and accounts payable in several currencies. The functional currencies in which those accounts are maintained match the functional currencies of construction contracts in process. Accounts are also maintained in United States dollars in all countries in which the Company operates. The following table shows the October 31, 1999 United States dollar translated balances of selected non-US dollar denominated current accounts by the currency in which they are maintained:

                                                       HONG
                                                       KONG       THAI     PHILIPPINE
($ IN MILLIONS)                                      DOLLARS      BAHT       PESOS
---------------                                      --------   --------   ----------
Cash and restricted cash...........................   $ 0.8      $   --      $  0.1
Short-term debt....................................     1.0          --          --
Accounts and claim receivable......................      --          --          --
Accounts payable and accrued expenses..............   $ 2.7      $  0.1      $  1.4
                                                      =====      ======      ======
US dollar exchange rate at October 31, 1998           7.755      38.390      39.870

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

    The Company generally attempts to contract to secure compensation for devaluation of local currencies relative to the United States dollar. In these instances, although the Company may incur translation losses, the Company seeks to offset such losses by increases in the amount of local currency payable to the Company under contract so as to approximate the original United States dollar equivalent value of the contract. There can be no assurance that the Company will be successful in negotiating contracts with terms that maintain a United States dollar equivalency. As of October 31, 1999, the Company's backlog of non-US dollar based contracts totaled approximately $43.7 million. Of that amount contract provisions to ensure United States dollar equivalency did not protect approximately $29.5 million. Exchange rate fluctuations in local currency denominated contracts that do not have a United States dollar equivalency, and in exchange rates in general, could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

    EMPIRE TOWERS PROJECT. The Company has substantially completed a project located in Bangkok, Thailand (the "Empire Towers Contract") which is denominated in Thai baht. At October 31, 1998, the total amounts due to the Company under the Empire Towers Contract are the baht equivalent of $2.7 million including $1.7 million in construction receivables and $1.0 million in claims receivable for currency exchange losses. During 1998, the current owner of the Empire Towers Contract acknowledged liability for the baht equivalent of approximately $4.0 million in exchange losses. $3.0 million of that acknowledged liability had been collected as of October 31, 1998. The remaining $1.0 million had been deferred to the final completion of the contract which was scheduled for 1999. In 1999, the Company revised its estimate of anticipated total contract revenues when the owner of the project refused to honor claims previously agreed to which resulted in a reduction of revenues of $1.0 million. In addition, events occurring in the third quarter of fiscal 1999, which involved quality issues of materials specified by the original owner, caused the Company to establish a $2.0 million reserve to cover all uncollected assets associated with this project. The current owner of the project made allegation the Company believes to be unsubstantiated. The Company is currently in discussions with the project owner and the materials supplier in order to seek a favorable resolution.

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

ITEM 7A-- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of October 31, 1999, the Company had no holdings of commodity-based instruments, long-term debt instruments, forward contracts, futures contracts, firmly committed foreign sales contracts, interest rate swaps, currency swaps, or other items in the nature of derivative financial instruments. The Company does maintain cash, short-term debt (based on floating interest rates), accounts receivable, and accounts payable in several currencies. For a discussion of foreign exchange risks, see "Factors That May Affect Future Results" in Management's Discussion and Analysis of Financial Conditions and Results of Operations, in Item 7 of this report.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Independent Auditors' Reports...............................   21,22

Consolidated Balance Sheets.................................      23

Consolidated Statements of Operations.......................      24

Consolidated Statements of Cash Flow........................      25

Consolidated Statements of Stockholders' Equity.............      26

Notes To The Financial Statements...........................      27

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of

Flour City International, Inc.

    We have audited the accompanying consolidated balance sheet of Flour City International, Inc. (the "Company") as of October 31, 1999, and the consolidated statements of operations, cash flows and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

    In our opinion, these financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flour City International, Inc. at October 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

December 9, 1999

San Francisco, California

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of

Flour City International, Inc.

    We have audited the accompanying consolidated balance sheet of Flour City International, Inc. (the "Company") as of October 31, 1998, and the consolidated statements of income, cash flows and stockholders' equity for each of the two years ended October 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Flour City International, Inc. at October 31, 1998, and the results of its operations and its cash flows for each of the two years ended October 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

December 11, 1998

Nashville, Tennessee

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                  OCTOBER 31,
                                                                1999       1998
                                                              --------   --------
ASSETS
Cash and cash equivalents...................................  $ 9,557    $19,297
Restricted cash.............................................    4,134      3,887
Accounts receivable, net....................................    6,345      8,124
Claims receivable...........................................       --        970
Notes receivable............................................    2,169      1,395
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................    7,125      3,314
Tax refund receivable.......................................      227         --
Deferred income taxes.......................................      616        204
Other current assets........................................    2,335      2,244
                                                              -------    -------
  Total current assets......................................   32,508     39,435
Plant and equipment, net....................................    2,547      1,454
Other assets................................................      854      1,362
                                                              -------    -------
  Total assets..............................................  $35,909    $42,251
                                                              =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt.............................................  $ 3,291    $ 1,282
Accounts payable and accrued expenses.......................    6,843      4,119
Accounts payable to related parties.........................       --         79
Billings in excess of costs and estimated earnings on
  uncompleted contracts.....................................    1,509      8,543
Other current liabilities...................................    1,003        485
                                                              -------    -------
  Total current liabilities.................................   12,646     14,508
Other liabilities...........................................       70         --
Negative goodwill, net......................................      947      1,384
                                                              -------    -------
  Total liabilities and deferred credits....................   13,663     15,892
                                                              -------    -------
Commitments and contingencies
Minority interests in equity of consolidated subsidiaries...      190        207
Stockholders' equity:
  Preferred stock, par value $0.0001; authorized 5,000
    shares; no shares issued................................       --         --
  Common stock, par value $0.0001; authorized 50,000 shares;
    issued 6,268 shares; outstanding 5,376, and 6,268 shares
    at October 31,1999 and 1998.............................       --         --
  Additional paid-in-capital................................   14,788     14,788
  Retained earnings.........................................    8,569     10,798
  Less 892 shares of common stock in treasury, at cost......   (1,461)        --
  Accumulated other comprehensive income....................      249        697
  Other stockholders' equity................................      (89)      (131)
                                                              -------    -------
  Total stockholders' equity................................   22,056     26,152
                                                              -------    -------
    Total liabilities and stockholders' equity..............  $35,909    $42,251
                                                              =======    =======

 THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL
                                  STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED OCTOBER 31
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenues....................................................  $44,970    $32,280    $31,875
Cost of revenues............................................   36,418     21,231     18,030
                                                              -------    -------    -------
  Gross margin..............................................    8,552     11,049     13,845
Selling, general and administrative expenses................   10,781      6,783      6,117
Amortization, net...........................................     (336)      (323)      (258)
                                                              -------    -------    -------
  Operating profit (loss)...................................   (1,893)     4,589      7,986
Foreign currency transaction losses.........................     (302)      (380)    (1,337)
Other income (expense), net.................................      647        685        370
                                                              -------    -------    -------
  Income (loss) before income taxes and minority
    interests...............................................   (1,548)     4,894      7,019
Income (taxes) benefit......................................      122       (868)    (1,752)
Minority interests in earnings of consolidated
  subsidiaries..............................................     (803)       (53)         6
                                                              -------    -------    -------
Net income (loss)...........................................  $(2,229)   $ 3,973    $ 5,273
                                                              =======    =======    =======
Net income (loss) per share:
  Basic.....................................................  $ (0.37)   $  0.82    $  1.33
  Diluted...................................................  $ (0.37)   $  0.78    $  1.21
                                                              =======    =======    =======
Weighted average shares outstanding:
  Basic.....................................................    6,010      4,847      3,960
  Diluted...................................................    6,010      5,065      4,359
                                                              =======    =======    =======

 THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL
                                  STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

                                                                         YEAR ENDED OCTOBER 31,
                                                                    1999          1998          1997
                                                                  --------      --------      --------
Cash flows from operating activities:
  Net income (loss).........................................      $ (2,229)     $  3,973      $  5,273
  Adjustments:
    Depreciation and amortization...........................            (4)         (180)         (227)
    Non-cash stock compensation.............................            42            55            57
    Deferred income taxes...................................          (412)          493           803
    Loss on abandonment of property.........................            52            --            --
    Income (loss) accruing to minority interests............            --            53            (8)
    Equity in (income) loss of joint ventures...............            81             4             8
  Changes in assets and liabilities, net of effects of
    acquisition of business:
    Restricted deposits.....................................          (247)         (841)         (688)
    Accounts receivable.....................................         1,779         5,278        (2,034)
    Claims receivable.......................................           970          (970)           --
    Notes receivable........................................          (774)           --            --
    Tax refund receivable...................................          (227)           --            --
    Costs, estimated earnings and billings, net.............       (10,845)          146        (6,857)
    Other current assets....................................           (91)       (1,799)          563
    Other assets............................................           246           206          (276)
    Accounts payable and accrued expenses...................         2,724           573         1,909
    Other current liabilities...............................           518          (330)          587
    Accounts payable to related parties.....................           (79)          (69)          105
                                                                  --------      --------      --------
Net cash provided by (used in) operating activities.........        (8,496)        6,592          (785)
                                                                  --------      --------      --------
Cash Flows - Investing activities:
  Purchase of property, plant and equipment.................        (1,327)       (1,197)         (372)
  Investment in joint venture corporations..................            --          (601)          (64)
  Increase in other accounts and notes receivable...........            --          (776)           --
                                                                  --------      --------      --------
Net cash used in investing activities.......................        (1,327)       (2,574)         (436)
                                                                  --------      --------      --------
Cash Flows - Financing activities:
  Payments on bank borrowings...............................        (8,257)       (1,167)           --
  Proceeds from bank borrowings.............................        10,266         1,500           534
  Changes in minority interest..............................           (17)          154            --
  Cash dividends paid.......................................            --            --          (109)
  Issuance of common stock..................................            --        14,545            --
  Purchase of treasury shares...............................        (1,461)           --            --
                                                                  --------      --------      --------
Net cash provided by financing activities...................           531        15,032           425
                                                                  --------      --------      --------

Effect of exchange rate changes on cash.....................          (448)          (95)         (263)
                                                                  --------      --------      --------
Net increase (decrease) in cash and cash equivalents........        (9,740)       18,955        (1,059)
Cash and cash equivalents, beginning of year................        19,297           342         1,401
                                                                  --------      --------      --------
Cash and cash equivalents, end of year......................      $  9,557      $ 19,297      $    342
                                                                  ========      ========      ========
Supplemental cash flow information:
  Interest paid in cash.....................................      $     97      $     46      $     52
  Income taxes paid in cash.................................      $    200      $  1,572      $    477
                                                                  ========      ========      ========

 The Notes To The Financial Statements are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS)

                                                SHARES ISSUED
                                            ---------------------                                     ACCUMULATED
                                                       ADDITIONAL     TREASURY SHARES                    OTHER
                                                        PAID-IN     -------------------   RETAINED   COMPREHENSIVE   COMPREHENSIVE
                                             STOCK      CAPITAL      STOCK      AMOUNT    EARNINGS      INCOME       INCOME (LOSS)
                                            --------   ----------   --------   --------   --------   -------------   -------------
Balance at November 1, 1996...............       --     $    --         --     $    --    $ 1,661        $  --
Net income................................                                                  5,273                       $ 5,273
Foreign currency translation..............                                                                 792              792
                                                                                                                        -------
Comprehensive income......................                                                                              $ 6,065
                                                                                                                        =======
Dividend of $1,095 per share..............                                                   (109)
Recapitalization in connection with FCI's
  acquisition of FCAM Pacific.............    9,000          --
Employee stock grant......................    1,000         344
Compensation expense......................
Issuance of shares and Recapitalization in
  connection with the IFI merger..........   20,517         188
                                            -------     -------       ----     -------    -------        -----          -------

Balance at October 31, 1997...............   30,517         532         --          --      6,825          792
Net income................................                                                  3,973                         3,973
Foreign currency translation..............                                                                 (95)             (95)
                                                                                                                        -------
Comprehensive income......................                                                                              $ 3,878
                                                                                                                        =======
Reverse stock split.......................  (26,157)         --
Repurchase of shares......................     (235)       (289)
Sale of shares............................    2,143      14,545
Compensation expense......................
                                            -------     -------       ----     -------    -------        -----          -------

Balance at October 31, 1998...............    6,268      14,788          -           -     10,798          697
Net loss..................................                                                 (2,229)                      $(2,229)
Foreign currency translation..............                                                                (448)            (448)
                                                                                                                        -------
Comprehensive (loss)......................                                                                              $(3,025)
                                                                                                                        =======
Purchased treasury shares.................                            (892)     (1,461)
Compensation expense......................
                                            -------     -------       ----     -------    -------        -----          -------
Balance at October 31, 1999...............    6,268     $14,788       (892)    $(1,461)   $ 8,569        $ 249
                                            =======     =======       ====     =======    =======        =====          =======


                                                           TOTAL
                                                       SHAREHOLDERS'
                                             OTHER        EQUITY
                                            --------   -------------
Balance at November 1, 1996...............   $  --        $ 1,661
Net income................................                  5,273
Foreign currency translation..............                    792

Comprehensive income......................

Dividend of $1,095 per share..............                   (109)
Recapitalization in connection with FCI's
  acquisition of FCAM Pacific.............
Employee stock grant......................    (344)
Compensation expense......................      57             57
Issuance of shares and Recapitalization in
  connection with the IFI merger..........    (188)
                                             -----        -------
Balance at October 31, 1997...............    (475)         7,674
Net income................................                  3,973
Foreign currency translation..............                    (95)

Comprehensive income......................

Reverse stock split.......................
Repurchase of shares......................     289
Sale of shares............................                 14,545
Compensation expense......................      55             55
                                             -----        -------
Balance at October 31, 1998...............    (131)        26,152
Net loss..................................                 (2,229)
Foreign currency translation..............                   (448)

Comprehensive (loss)......................

Purchased treasury shares.................                 (1,461)
Compensation expense......................      42             42
                                             -----        -------
Balance at October 31, 1999...............   $ (89)       $22,056
                                             =====        =======

 THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL
                                  STATEMENTS.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. GENERAL

    Flour City International, Inc. and its majority owned subsidiaries (the "Company") are primarily engaged in the design, engineering, manufacture, and installation of custom curtain-wall systems for the construction industry. The Company is a successor to another company of the same name incorporated on January 16, 1997, and International Forest Industries Inc., a dormant corporation founded in 1987 (IFI). Flour City International, Inc. merged with and into IFI on May 16, 1997. IFI was the surviving corporation and changed its name to Flour City International, Inc. Flour City Architectural Metals, Inc.
(FCAM) was purchased from Armco, Inc. in January 1997. The Company acquired Flour City Architectural Metals (Pacific) Ltd. (FCAM Pacific) in January 1997 through a share exchange. The merger between the Company and IFI and the share exchange between the Company and FCAM Pacific have been accounted for as a recapitalization. The acquisition of FCAM has been accounted for as a purchase. Financial information of the Company for periods before January 1997 refers to the operations of FCAM Pacific only. See Note 13 - Business Combinations.

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

RESTRICTED CASH

    Restricted deposits consist of cash, certificates of deposit and interest bearing securities maturing within twelve months from the date of purchase that have been set aside to collateralize performance bonds, lines of credit and standby letters of credit. The market value of such certificates of deposit and securities approximates cost.

ACCOUNTS RECEIVABLE

    Accounts receivable includes amounts billed on construction contracts after allowance for doubtful accounts. In accordance with construction industry practices accounts receivable includes certain amounts that are withheld and retained by customers until completion and acceptance of the contracts.

PLANT AND EQUIPMENT

    Plant and equipment are carried at cost. Additions, major renewals and improvements are capitalized; maintenance and repairs that do not extend asset lives are charged to operations as incurred. Gains and losses on the disposition of property, plant and equipment are reflected in other income. Depreciation is generally computed on the straight-line method based on useful lives of 3 to 15 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the terms of the respective leases.

INTANGIBLE ASSETS

    Negative goodwill, a deferred credit, is amortized on the straight-line method over 5 years.

ASSET IMPAIRMENT

    The Company reviews its long-lived assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are charged to income when identified.

EMPLOYEE BENEFITS

    The Company offers medical, dental, life insurance, and defined contribution pension plan, in the form of 401-K plan, to its full-time United States based salaried employees and hourly employees at its Tennessee manufacturing facility. Hourly employees at United States job sites are covered by multi-employer union plans to which the Company makes regular contributions. The Company does not provide any other retirement or post-retirement benefits. All costs of employee benefit plans are charged to operations as incurred.

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

REVENUE RECOGNITION

    Construction contracts are accounted for under the percentage of completion method, whereby revenues are recognized as work on a contract progresses based on cost incurred to date as a percent of total estimated costs for the contract. Costs are charged to operations as incurred and include material, labor, subcontractor costs, and construction related overheads. Changes in estimates are recognized in the period in which they are determinable using the cumulative catch-up method of accounting. Claims for delays, incomplete specifications, or similar items are presented to customers from time to time. Such claims involve negotiations and sometimes litigation. Claims and contract change orders are considered in the contract estimate at such time as realization is probable. Anticipated losses on contracts are charged to operations as soon as they are determinable. Revenues of replacement parts are recognized upon shipment. Contracts with governmental units are based on commercial terms and are not subject to renegotiations.

INCOME TAXES

    Income taxes are accounted for using the asset and liability approach for financial reporting. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities and net operating loss and tax credit carry forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be received. A substantial portion of the undistributed earnings of foreign subsidiaries has been reinvested and is not expected to be remitted to the parent company. Accordingly, no federal income taxes have been provided on such earnings.

EARNINGS PER SHARE

    Earnings per common share are computed based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares were not used in fiscal 1999 as they would have been anti-dilutive.

NOTE 3. RESTRICTED CASH

(in thousands)

    Restricted cash includes $634 and $1,887 at October 31, 1999 and 1998, respectively, of deposits guaranteeing the Company's performance on construction contracts plus $3,500 and $2,000, respectively, of cash and certificates of deposit that collateralize the Company's credit facilities. All such cash, deposits and certificates of deposit mature within twelve months of purchase and earn market rates of interest that accrue to the benefit of the Company.

NOTE 4. ACCOUNTS RECEIVABLE

(in thousands)

                                                                OCTOBER 31
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Contracts receivable:
  Completed contracts.....................................  $    95    $   625
  Uncompleted contracts...................................    3,276      3,036
  Retained................................................    4,416      5,002
                                                            -------    -------
Accounts receivable.......................................    7,787      8,663
Less: Allowance for doubtful accounts.....................   (1,442)      (539)
                                                            -------    -------
Accounts receivable, net..................................  $ 6,345    $ 8,124
                                                            =======    =======

    During the year ended October 31, 1999 and 1998 respectively, $124 and $945 of accounts receivable related to completed contracts were determined uncollectable and written off against the allowance for doubtful accounts. Also during 1999 and 1998, the allowance for doubtful accounts was increased by $1,027 and $331 respectively by charging a provision to selling, general and administrative expenses.

NOTE 5. CLAIMS RECEIVABLE

(in thousands)

    Claims receivable at October 31, 1998, consists of a $970 claim against the owner-developer of the Empire Towers project in Bangkok, Thailand for additional monies owned the Company due to the 1997 devaluation of the Thai baht. At October 31, 1998, total amounts due from this customer, including this claim, are the Thai baht equivalent of approximately $2.7 million. At October 31, 1999 all assets associated with the Empire Towers project have been fully reserved.

NOTE 6. NOTES RECEIVABLE

(in thousands)

    At October 31, 1999 and 1998, note receivable includes a $1,395 non interest bearing unsecured note from Armco payable upon the Company either posting a performance bond or completing and relieving Armco of performance obligations on contracts assumed on the purchase of FCAM from Armco. The Company expects the note to be paid in 2000 upon the Company's compliance with the terms and conditions of the purchase agreement. Of the remaining balance, $774 represents a loan to the developer of a joint venture in the PRC. The Company expects to receive repayment in 2000 having reached a tentative agreement with the borrower.

NOTE 7. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

(in thousands)

                                                                  OCTOBER 31
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Job to date costs incurred on uncompleted contracts.........  $ 69,588   $ 58,857
Job to date estimated earnings recorded on uncompleted
  contracts.................................................    25,351     17,309
Less: Job to date billings on uncompleted contracts.........   (89,323)   (81,395)
                                                              --------   --------
                                                              $  5,616   $ (5,229)
                                                              ========   ========
Included in accompanying consolidated balance sheets under
  the following captions:
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................  $  7,125   $  3,314
Billings in excess of costs and estimated earnings on
  uncompleted contracts.....................................    (1,509)    (8,543)
                                                              --------   --------
                                                              $  5,616   $ (5,229)
                                                              ========   ========

NOTE 8. PLANT AND EQUIPMENT

(in thousands)

                                                                OCTOBER 31
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Leasehold improvements....................................  $   294    $    95
Equipment and vehicles....................................    1,785        873
Furniture and fixtures....................................      684        499
Construction in progress..................................      497        344
                                                            -------    -------
Plant and equipment at cost...............................    3,260      1,811
Less: Accumulated depreciation and amortization...........     (713)      (357)
                                                            -------    -------
Plant and equipment, net..................................  $ 2,547    $ 1,454
                                                            =======    =======

    For the years ended October 31, 1999, 1998 and 1997, depreciation expense totaled $282 and $198 and $88, respectively.

NOTE 9. OTHER ASSETS

(in thousands)

                                                                  OCTOBER 31
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Long-term note receivable...................................    $ --      $  776
Investment in unconsolidated affiliates.....................     595         517
Receivable from joint ventures..............................     249          --
Other.......................................................      10          69
                                                                ----      ------
Other assets................................................    $854      $1,362
                                                                ====      ======

    At October 31, 1998, long-term note receivable consists of an unsecured non interest-bearing advance of $776 to the organizer of a joint venture manufacturing facility in the PRC. The Company expects this note to be paid in fiscal year 2000 and has therefore reported it in "Other current assets".

NOTE 10. SHORT-TERM DEBT

(in thousands)

                                                                  OCTOBER 31
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Credit facilities available.................................   $4,474     $2,293
Drawn balance...............................................   $3,291     $1,282
Composite interest rate.....................................     9.00%      9.00%

                                                             FOR THE YEAR ENDED
                                                                 OCTOBER 31
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------   --------   --------
Maximum outstanding..................................   $3,291     $1,598      $949
Average outstanding..................................    2,209        977       181
Weighted average interest rate.......................    10.58%       7.9%     9.50%

    Short-term debt consists of the drawn balances of credit facilities collateralized by restricted cash and certificates of deposit. The credit facilities available to the Company consist of a $1.5 million revolving line of credit in the United States that bears interest at LIBOR plus 175 basis points and a $2,974 combination overdraft and import line of credit in Hong Kong that bears interest at the HSBC-Hong Kong Bank prime rate plus 200 basis points. The United States line of credit is collateralized by a $1.5 million certificate of deposit. The Hong Kong line of credit is collateralized by a $2.0 million certificate of deposit.

NOTE 11. ACCOUNTS PAYABLE

(in thousands)

    At October 31, 1999 and 1998, accounts payable included $290 and $600, respectively, of amounts due to subcontractors which have been retained pending completion and customer acceptance of jobs.

NOTE 12. RELATED PARTY TRANSACTIONS

(in thousands)

    Accounts payable to related parties included $79 of outstanding loans payable to directors and shareholders of the Company's Thailand subsidiary at October 31, 1998. The loans are unsecured, carry no interest, and have no fixed term of repayment.

    The Chairman of the Company has indirect personal interests in two joint ventures with whom the Company conducted business. Sales to joint venture companies for the years ended October 31, 1999, 1998 and 1997 were $0, $0 and $111. respectively. At October 31, 1999 and 1998 payables to joint venture companies totaled $0 and $79, respectively.

NOTE 13. BUSINESS COMBINATIONS

(in thousands except per share amounts)

    May 25, 1998, the Company formed a joint venture with The Arlo Aluminum Corporation for the fabrication, assembly and installation of curtain wall systems in the Philippines. The Company contributed $200 in cash for a fifty-five percent ownership in the joint venture and consolidates the activity of the joint venture in its financial statements.

    On June 4, 1998, the Company formed a joint venture with a subsidiary of Groupo IMSA, S.A. de C.V. for the construction and operation of a curtain-wall manufacturing facility in Monterrey, Mexico. The Company contributed equipment and cash of $284 for a forty-five percent ownership in the joint venture. In October 1999, the Company mutually agreed to terminate the joint venture to the satisfaction of both parties. In return of its investment, the Company received equipment valued at approximately $105 and aluminum extrusion that will be delivered in fiscal year 2000.

    On May 16, 1997, the Company entered into a merger with International Forest Industries (IFI), a dormant Nevada corporation, whereby IFI acquired all the stock in Flour City International in exchange for 2,931,034 shares of IFI. Flour City International was merged into IFI and dissolved. IFI immediately changed its name to Flour City International, Inc. The prior owners of IFI received eight percent of the stock of the combined company. The merger between FCI and IFI has been accounted for as a recapitalization.

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


Accounts receivable.........................................  $ 7,972
Other assets................................................      252
Deferred income taxes.......................................    1,500
Note receivable - Armco (note 6)............................    1,395
Payables and other current liabilities......................   (1,447)
Billings in excess of cost and estimated earnings on
  uncompleted contracts.....................................   (7,487)
Negative goodwill...........................................   (2,185)
                                                              =======

    The operating results of FCAM have been included in the Consolidated Statement of Income from January 1, 1997, the effective date of acquisition. On the basis of an unaudited pro forma consolidation of the results of operations as if the acquisition had taken place at November 1, 1995, consolidated revenues would have been $24,283 and $35,229 for the years ended October 31, 1996 and 1997, respectively. Consolidated pro forma net income (loss) and diluted net income (loss) per share would have been $(1,441) and $5,471 or $(.33) per share and $1.26 per share for the years ended October 31, 1996 and 1997, respectively. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of fiscal 1996. In computing the pro forma amounts, no adjustment has been made to retroactively reflect the amounts allocated to the fair value of the contracts acquired form FCAM on January 1, 1997, as it is not possible to recast what values would have been attributable to such contracts at November 1, 1995 nor what effect such contracts might have had on the purchase price of FCAM.

NOTE 14. COMMITMENTS AND CONTINGENCIES

(in thousands)

LEASES

    The Company has commitments under operating leases for certain equipment and facilities. Rental expense for 1999, 1998 and 1997 was $767, $588, and $402, respectively. As of October 31, 1999, the minimum future lease payments, including cancellation provisions, to which the Company was obligated, are:

                                                              YEAR ENDED
                                                              OCTOBER 31
                                                              ----------
2000........................................................    $  910
2001........................................................       360
2002........................................................       315
2003........................................................       276
2004........................................................       276
Thereafter..................................................        46
                                                                ------
Total minimum lease payments................................    $2,183
                                                                ======

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

NOTE 15. STOCKHOLDERS' EQUITY

(in thousands except share and per share information)

    All references to the number of shares of the Company's common stock in these financial statements have been restated for the 7 for 1 reverse stock split effective May 21, 1998.

    On May 28, 1998, the Company completed the registration and issuance of 2,143,000 shares of the Company's $0.0001 par value common stock resulting in net proceeds after deducting issuance costs of approximately $14,545. The proceeds of the offering are intended be used to establish or acquire an interest in a fabrication facility in the People's Republic of China, capital expenditures at its Tennessee fabrication facility, working capital and general corporate purposes.

    During 1997 the Company issued 2,931,034 shares in the merger with and into IFI and 1,285,700 shares in exchange for the stock of FCAM Pacific. See Note 13 -Business Combinations.

    Three employees of the Company, in connection with their employment agreements effective November 1, 1997, were granted an aggregate of 399,714 shares of restricted common stock, including 142,860 shares issued at the time of the IFI merger. Such shares vest annually over a five-year period following the date of grant and have provisions for accelerated vesting if certain earnings targets are met. The fair value of the stock issued at the date of grant has been reflected as unearned compensation and is charged to operations over five years. One employee terminated his employment with the Company during 1998 and one in 1999 and therefore in accordance with their employment agreements, the Company repurchased 127,912 and 119,917 shares at par, respectively; unearned compensation was reduced by $101.

    In September 1999, the Company purchased 892,061 treasury shares at a cost of $1,461,000. Of the total shares purchased, 692,200 shares were purchased from non-affiliate shareholders and the remaining 199,861 shares represents both vested and unvested shares of a former Company officer.

    Other stockholders' equity is comprised of unearned compensation. The balance of unearned compensation at October 31, 1999 and 1998 was $89 and $131, respectively.

NOTE 16. STOCK OPTIONS AND OTHER LONG-TERM INCENTIVE COMPENSATION AWARDS

(in thousands except share and per share information)

    The 1997 Stock Incentive Plan provides for the granting of stock options and other performance awards to employees and directors of the Company. No options were issued by the Company prior to May 21, 1998. Effective May 21, 1998, the Company's outside directors were granted restricted nonqualified options of 20,000 shares each. The options are priced at $7.56 per share, vest annually over a four-year period beginning one year from the date of grant, and expire ten years from the date of grant. No options were exercised, forfeited, or expired during the year ended October 31, 1998.

    In March 1999, the Company granted restricted nonqualified options of 20,000 shares to a newly elected outside director of the Company at an exercise price of $3.25. Also in 1999, three outside directors were granted 5,000 shares each at an exercise price of $2.25 and several key employees, including two executive officers were granted options totaling 427,000 shares at an exercise price of $2.25. These shares vest over four-years. No options are currently exercisable.

    The following table contains information on stock option activity:

                                                             WEIGHTED                  WEIGHTED
                                                              AVERAGE                   AVERAGE
                                                             EXERCISE                  EXERCISE
                                                 OPTIONS     PRICE PER     OPTIONS     PRICE PER
                                               EXERCISABLE     SHARE     OUTSTANDING     SHARE
                                               -----------   ---------   -----------   ---------
Balance at October 31, 1997..................        --        $  --            --       $  --
  Granted (weighted average fair value of
    $3.33)                                                                  60,000       $7.56
  Exercised                                                                     --
  Expired/forfeited                                                             --
                                                 ------        -----       -------       -----
Balance at October 31, 1998                          --        $  --        60,000       $7.56
                                                 ------        -----       -------       -----
  Granted (weighted average fair value of
    $1.84)                                                                 462,202       $2.29
  Exercised                                                                     --
  Expired/forfeited                                                             --
                                                 ------        -----       -------       -----
Balance at October 31, 1999                      15,000        $7.56       522,202       $2.90
                                                 ------        -----       -------       -----

    Additional information regarding options outstanding as of October 31, 1999 is as follows:

             OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
----------------------------------------------       ---------------------------
                                    WEIGHTED                           WEIGHTED
                                    AVERAGE                             AVERAGE
EXERCISE          OPTIONS          REMAINING          NUMBER OF        EXERCISE
  PRICE           SHARES          CONTRACTRUAL         SHARES            PRICE
PER SHARE       OUTSTANDING       LIFE (YEARS)       EXERCISABLE       PER SHARE
---------       -----------       ------------       -----------       ---------
  $2.25           442,202              9.8                  --           $  --
  $3.25            20,000              9.4                  --           $  --
  $7.56            60,000              8.5              15,000           $7.56
                  -------              ---              ------           -----
                  522,202              9.6              15,000           $7.56
                  =======              ===              ======           =====

    The fair value is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.5% in 1999 and 5.0% in 1998, no dividends, expected volatility of 71% in 1999 and 20% in 1998, and expected lives of 10.0 years in 1999 and 1998.

    The Company accounts for its stock-based compensation plans under APB 25 -Accounting for Stock Issued to Employees. For stock options granted, the option price is not less than the market value of shares on the date of grant; therefore, no compensation cost has been recognized for stock options granted. Had compensation costs for these plans been determined under the provisions of SFAS 123 - Accounting for Stock-Based Compensation, the Company's net income
(loss) and diluted earnings (loss) per share for the year ended October 31, 1999, would have been reduced to the following pro forma amounts:

                                                  YEAR ENDED OCTOBER 31
                                    -------------------------------------------------
                                             1999                      1998
                                    -----------------------   -----------------------
                                    AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                    -----------   ---------   -----------   ---------
Net income (loss).................    $(2,229)     $(2,465)      $3,973      $3,840
Diluted earnings (loss) per
  share...........................    $ (0.37)     $ (0.41)      $ 0.78      $ 0.75
                                      =======      =======       ======      ======

NOTE 17. OTHER INCOME (EXPENSE), NET

(in thousands)

                                                              YEAR ENDED OCTOBER 31
                                                          ------------------------------
                                                            1999       1998       1997
                                                          --------   --------   --------
Interest income.........................................   $ 924       $666       $104
Interest expense........................................     (98)       (59)       (52)
Operating results of nonconsolidated affiliates.........      --        (15)        (8)
Other...................................................    (179)        93        326
                                                           -----       ----       ----
  Other income (expense), net...........................   $ 647       $685       $370
                                                           =====       ====       ====

NOTE 18. INCOME TAXES

(in thousands)

    The Company operates in several countries some of which tax only same-country source income and some of which have no income tax. FCAM Pacific was not subject to United States taxation prior to the January 1997 share exchange. Income or (loss) before income taxes and income tax (benefits) by segment regions are:

                                                         YEAR ENDED OCTOBER 31
                                                     ------------------------------
                                                       1999       1998       1997
(IN THOUSANDS)                                       --------   --------   --------
North America......................................  $(1,095)    $1,980     $3,698
Pacific Rim........................................     (453)     2,914      3,321
                                                     -------     ------     ------
Income (loss) before income taxes..................  $(1,548)    $4,894     $7,019
                                                     =======     ======     ======

    The provision (benefit) for income taxes is based on the statutory rates in effect in each country where income is earned plus United States taxation on certain foreign source income and deferred tax items. The (benefit) provision for income taxes consist of:

                                                                  YEAR ENDED OCTOBER 31
                                                              ------------------------------
                                                                1999       1998       1997
(IN THOUSANDS)                                                --------   --------   --------
North America...............................................   $(399)      $259      $  697
Pacific Rim.................................................     689        116         252
                                                               -----       ----      ------
Provision for income taxes - current........................     290        375         949
Deferred -- North America...................................    (412)       493         803
                                                               -----       ----      ------
Provision (benefit) for income taxes........................   $(122)      $868      $1,752
                                                               =====       ====      ======

    Deferred income taxes are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Aggregate deferred income tax amounts are:

                                                                  YEAR ENDED
                                                                  OCTOBER 31
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Net operating loss carryforwards in Asia....................  $ 1,020      $ 85
Net operating loss carryforwards in the United States.......      512        --
Basis difference in contracts in process....................       --        28
Allowance for doubtful accounts.............................       86       190
Other.......................................................       18       (14)
Valuation allowance in Asia.................................   (1,020)      (85)
                                                              -------      ----
  Net deferred tax assets...................................  $   616      $204
                                                              =======      ====

    A valuation allowance has been established for deferred tax assets related to net operating loss carry forwards in Asia.

    The following is a reconciliation between the United States federal statutory rate and the effective income tax rate.

                                                        YEAR ENDED OCTOBER 31
                                                    ------------------------------
                                                      1999       1998       1997
                                                    --------   --------   --------
Statutory United States federal income tax rate...   (34.0%)     34.0%      34.0%
Increase (reduction) in rate
  Resulting from:
  Valuation allowance of net
  operating loss carry forward in Asia............    77.6%
  Profits of foreign subsidiaries taxed at less
    than the statutory rate.......................   (23.4%)    (16.4%)     (9.4%)
  United States state income taxes................       --       1.2%       3.1%
  Negative goodwill amortization..................   (28.2%)     (3.0%)     (1.8%)
  Other...........................................     0.1%       1.9%      (0.9%)
                                                     ------     ------     ------
Effective income tax rate.........................    (7.9%)     17.7%      25.0%
                                                     ======     ======     ======

    The company has a federal net operating loss carry forward in the United States of approximately $1.5 million expiring through 2014.

NOTE 19. EARNINGS PER SHARE

(in thousands except share information)

    The acquisitions of FCAM Pacific by FCI and FCI by IFI described in Notes 1 and 13 have both been accounted for as recapitalizations. Accordingly, no value has been attributed to the shares issued and they are treated as being outstanding for all periods presented for purposes of computing earnings per share.

                                                             YEAR ENDED OCTOBER 31
                                                         ------------------------------
                                                           1999       1998       1997
                                                         --------   --------   --------
Shares after recapitalizations.........................   3,960      3,960      3,960
Weighted average effect of:
  Employee grants vested...............................      88         54         --
  Repurchased shares...................................    (181)      (107)        --
  Issuance of shares...................................   2,143        940         --
                                                          -----      -----      -----
    Weighted average basic shares......................   6,010      4,847      3,960
Dilutive effect of nonvested employee stock grants.....      --        218        399
                                                          -----      -----      -----
    Weighted average diluted shares....................   6,010      5,065      4,359
                                                          =====      =====      =====

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

                                                                      OCTOBER 31,
                                                             ------------------------------
                                                               1999       1998       1997
                                                             --------   --------   --------
REVENUES:
  Customer A...............................................     12%        --         --
  Customer B...............................................     --         18%        34%
  Customer C...............................................      4%        34%        33%
  Customer D...............................................      7%        15%        --
  Customer E...............................................     14%        --         --
  Customer F...............................................     25%        --         --
  Customer G...............................................     14%        --         --

ACCOUNTS RECEIVABLE:
  Customer A...............................................     24%        --         --
  Customer B...............................................     --         23%        31%
  Customer C...............................................      3%        31%         6%
  Customer D...............................................      6%         4%        --
  Customer E...............................................     16%        --         --
  Customer F...............................................     13%        --         --
  Customer G...............................................      4%        --         --

NOTE 21. SEGMENT INFORMATION

(in thousands)

    The Company operates in one industry segment, the design, engineering, manufacturing and installation of custom curtain-wall systems for the construction industry. The Company's systems are sold through long-term construction contracts to general contractors and owners of high-rise and special purpose buildings. The Company operates in several countries including the United States, Hong Kong, Thailand, Malaysia, and the Philippines. Geographic financial information is:

                                                           NORTH     PACIFIC     REST OF
                                                          AMERICA      RIM      THE WORLD    TOTAL
                                                          --------   --------   ---------   --------
Fiscal year 1999:
Net revenues - external customers.......................  $15,337    $29,633                $44,970
Loss before income taxes and minority interest..........   (1,095)      (292)     (161)      (1,548)
Interest income (expense)...............................      631        195                    826
Identifiable assets.....................................   19,108     16,201                 35,309
Depreciation and amortization expense...................     (205)       201                     (4)
Income tax expense (benefit)............................     (811)       689                   (122)
Net income (loss).......................................     (284)    (1,945)                (2,229)

Fiscal year 1998:
Net revenues - external customers.......................  $17,191    $15,089                $32,280
Income loss before income taxes and minority interest...    1,830      3,064                  4,894
Interest income (expense)...............................      328        279                    607
Identifiable assets.....................................   24,902     17,349                 42,251
Depreciation and amortization expense...................     (277)        97                   (180)
Income tax expense (benefit)............................      752        116                    868
Net income (loss).......................................    1,135      2,838                  3,973

Fiscal year 1997:
Net revenues - external customers.......................  $19,057    $12,818                $31,875
Income loss before income taxes and minority interest...    3,698      3,321                  7,019
Interest income (expense)...............................       30         22                     52
Identifiable assets.....................................   12,128      8,955                 21,083
Depreciation and amortization expense...................     (287)        60                   (227)
Income tax expense (benefit)............................    1,500        252                  1,752
Net income (loss).......................................    2,198      3,075                  5,273

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

NOTE 23. RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities which defines derivatives, requires that all derivatives be carried at fair value and provides for hedge accounting when certain conditions are met. SFAS No. 133, as amended by SFAS No. 137, is effective for the Company in fiscal 2002. Although the Company has not fully assessed the implication of SFAS No. 133 as amended, the Company does not believe that the adoption of this statement will have a material effect on financial conditions or results of operations.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Commission within 120 days of the Company's October 31, 1999 year end.

ITEM 11--EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Commission within 120 days of the Company's October 31, 1999 year end.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Commission within 120 days of the Company's October 31, 1999 year end.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Commission within 120 days of the Company's October 31, 1999 year end.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Listing of Documents

    (1) Financial Statements. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at October 31, 1999 and 1998, and for the years ended October 31, 1999, 1998 and 1997, consist of the following:

           Consolidated Balance Sheets
           Consolidated Statements of Income
           Consolidated Statements of Cash Flow
           Consolidated Statements of Stockholders' Equity
           Notes To The Consolidated Financial Statements

    (2) Financial Statement Schedules.

       (i) Financial Statement Schedule of the Company appended hereto, as required for the years ended October 31, 1999 and 1998 consist of the following:

           II. Valuation and Qualifying Accounts

    (3) Exhibits:

EXHIBIT
NO.                                DESCRIPTION
---                                -----------
3.1        Amended and Restated Articles of Incorporation of Flour City
           International, Inc. (1)
3.2        Articles of Merger of International Forest
           Industries, Inc., and
           Flour City International, Inc. (1)
3.3        By-laws of Flour City International, Inc. (1)
4.1        Underwriter's Warrant (1)
4.2        Form of Lock-Up Agreement (1)
10.2       Stock Purchase Agreement between Flour City
           International, Inc., Armco, Inc., and Flour City
           Architectural Metals, Inc., dated as of January 1, 1997 (1)
10.3       Agreement and Plan of Merger by and among Flour City
           International, Inc. and International Forest
           Industries, Inc., dated as of April 4, 1997 (1)
10.4       Flour City International, Inc. 1997 Stock Incentive Plan and
           Form of Nonqualified Stock Option Agreement (1)
10.5       Form of Indemnification Agreement (1)
10.6       Employment Agreement between Flour City Architectural
           Metals, Inc. and Michael J. Russo dated January 17, 1997 (1)
10.7       Employment Agreement by and between Flour City Architectural
           Metals (Asia) Limited and John W. Y. Tang dated
           December 15, 1997 (1)
10.8       Ground and Building Lease Agreement dated December 20, 1993,
           Consent and Assumption of Lease dated May 27, 1997 (1)
10.9       Lease Agreement between Douglas Dynamics, LLC and Flour City
           Architectural Metals, Inc. dated as of January 1, 1997 (1)
10.12      Agreement between Flour City Architectural Metals, Inc., and
           Turner Construction Company dated December 4, 1996 (1)
10.13      Purchase Order #32895-1243 for U.C. Davis Medical Center in
           Sacramento, California (1)
10.14      Trade Contract between Swiss Re Investors, Inc., and Flour
           City Architectural Metals, Inc., dated May 19, 1997 (1)
10.15      Employment Agreement by and between Flour City Architectural
           Metals, Inc. and Roger Ulbricht dated January 16, 1997 (1)
10.17      Curtainwall Contract between THK Real Estate Limited and
           Kasion F.C. Limited dated June 15, 1995 (1)
10.18      Shareholder Agreement by and between IMSALUM S.A. de C.V., and Flour City Architectural Metals dated as of January 8,
           1998 (1)
10.19      Employment Agreement by and between Flour City
           International, Inc., and Beta Group, Inc., and Thomas P.
           Scully dated as of April 27, 1998 (1)
10.20      Employment Agreement by and among Flour City
           International, Inc., Flour City Architectural Metals, Inc.
           and Robert O. Bruce dated as of August 28, 1998. (2)
21         Subsidiaries of the Registrant
27.1       Financial Data Schedule

------------------------

(1) Incorporated herein by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 dated May 21, 1998, Commission Registration Number 333-43793.

(2) Incorporated herein by reference to the Exhibits filed with the Company's Current Report on Form 8-K dated September 8, 1998.

(b)  Reports on Form 8-K:

    The Company filed Form 8-K on April 30, 1999 pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 addressing "Changes in Registrant's Certifying Accounts"

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       FLOUR CITY INTERNATIONAL, INC.

                                                       By:             /s/ JAMES F. LAWLER
                                                            -----------------------------------------
                                                                         James F. Lawler
                                                                 INTERIM CHIEF FINANCIAL OFFICER

                                                                January 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
                  /s/ JOHN W. TANG
     -------------------------------------------       Chairman and Secretary        January 28, 2000
                   John W. Y. Tang

               /s/ EDWARD M. BOYLE III
     -------------------------------------------       President                     January 28, 2000
                 Edward M. Boyle III

                 /s/ JAMES F. LAWLER                   Interim Chief Financial
     -------------------------------------------         Officer (Principal          January 28, 2000
                   James F. Lawler                       Accounting Officer)

                 /s/ JOHNSON K. FONG
     -------------------------------------------       Executive Vice President      January 28, 2000
                   Johnson K. Fong                       and Director

               /s/ EUGENE M. ARMSTRONG
     -------------------------------------------       Director                      January 28, 2000
                 Eugene M. Armstrong

                  /s/ PAUL D. LYNAM
     -------------------------------------------       Director                      January 28, 2000
                    Paul D. Lynam

                   /s/ MABEL CHAN
     -------------------------------------------       Director                      January 28, 2000
                     Mabel Chan

                         FLOUR CITY INTERNATIONAL, INC.

                         FINANCIAL STATEMENT SCHEDULES

                     PURSUANT TO ITEM 14(A)(2) OF FORM 10-K


II.    Valuation and Qualifying Accounts....................     47

Independent Auditors' Report On Supplemental Schedules......     48

                         FLOUR CITY INTERNATIONAL, INC.

                     II. VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997

                                 (IN THOUSANDS)

                    COLUMN A                        COLUMN B        COLUMN C - ADDITIONS        COLUMN D     COLUMN E
                    --------                      ------------   ---------------------------   ----------   ----------
                                                   BALANCE AT    (1) CHARGED    (2) CHARGED                 BALANCE AT
                                                  BEGINNING OF   TO COSTS AND     TO OTHER                    END OF
DESCRIPTION                                          PERIOD        EXPENSES       ACCOUNTS     DEDUCTIONS     PERIOD
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended October 31, 1999.....................     $  539         $1,027       $        -      $(124)(a)    $1,442
Year ended October 31, 1998.....................      1,153            331                -       (945)(a)       539
Year ended October 31, 1997.....................        154            999                -          -         1,153

DEFERRED TAX ASSET VALUATION ACCOUNT
Year ended October 31, 1999.....................     $   85         $  616       $        -      $ (85)          616
Year ended October 31, 1998.....................         53             32                -          -            85
Year ended October 31, 1997.....................         59              -                -         (6)(b)        53

------------------------------

Notes:

(a) During 1999 and 1998, $124 and $945, respectively, of accounts receivable were determined uncollectable and were written off to the allowance for doubtful accounts. See Note 4 to the Consolidated Financial Statements.

(b) The deferred tax asset valuation account is increased and decreased by adjustments to the current year provision for income taxes. See Note 18 to the Consolidated Financial Statements.

             INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULES

To the Shareholders and Board of Directors of

Flour City International, Inc.

Johnson City, TN

    Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements as of and for the year ended October 31, 1999 taken as a whole. The supplemental schedule listed in the table of contents is presented for the purpose of additional analysis and is not a required part of the basic consolidated financial statements. The schedule is the responsibility of the Company's management. Such schedule was subjected to the auditing procedures applied in our audit of the basic consolidated financial statements as of and for the year ended October 31, 1999 and, in our opinion, is fairly stated in all material respects when considered in relation to the basic consolidated financial statements taken as a whole.

GRANT THORNTON LLP

December 9, 1999

San Francisco, California

             INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULES

To the Shareholders and Board of Directors of

Flour City International, Inc.

Johnson City, TN

    Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as whole as of and for the years ended October 31, 1998. The supplemental schedule listed in the table of contents is presented for the purpose of additional analysis and is not a required part of the basic consolidated financial statements. The schedule is the responsibility of the Company's management. Such schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements as of and for the years ended October 31, 1998 and, in our opinion, is fairly stated in all material respects when considered in relation to the basic consolidated financial statements taken as a whole.

DELOITTE & TOUCHE LLP

December 11, 1998

Nashville, Tennessee