Form 10-Q
period 2000-01-31
FLOUR CITY INTERNATIONAL INC
filed 2000-03-16
CIK 1049049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549-1004



                                    FORM 10-Q

(Mark One)

      X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     ---  SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000

                                       OR

     --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___


                         Commission file number 0-23789


                         FLOUR CITY INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  NEVADA                       62-1709152
          -----------------------   ----------------------------------
          (State of Incorporation) (I.R.S. Employer Identification No.)


             915 RIVERVIEW DRIVE, SUITE ONE, JOHNSON CITY, TN 37620
          -------------------------------------------------------------
               (Address of principal executive offices, zip code)


                                 (423) 928-2724
          -------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

      There were 5,375,408 shares of common stock outstanding at March 15, 2000

                       FLOUR CITY INTERNATIONAL, INC.
                                  INDEX

-----------------------------------------------------------------------------------------------------------------------

                                                                                                       PAGE NO.

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Operations                                         3

                  Condensed Consolidated Balance Sheets                                                   4

                  Condensed Consolidated Statements of Cash Flows                                         5

                  Notes to the Condensed Consolidated Financial Statements                                6-8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                               9-12

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk                               12

PART II.  OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds                                               13

         Item 6.  Exhibits and Reports on Form 8-K                                                        14

SIGNATURES                                                                                                14

EXHIBITS                                                                                                  15


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         FLOUR CITY INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)



        THREE MONTHS ENDED JANUARY  31,                                             2000             1999
        ----------------------------------------------------------------------------------------------------

        Revenues                                                                   $  12,897      $   7,342
        Cost of revenues                                                              10,554          6,391
        ----------------------------------------------------------------------------------------------------
            Gross margin                                                               2,343            951
        Selling, general and administrative expenses                                   2,350          2,128
        Amortization, net                                                                (82)           (84)
        ----------------------------------------------------------------------------------------------------
            Operating profit (loss)                                                       75         (1,093)
        Foreign currency transaction gains                                                 6              -
        Other income (expense), net                                                      201            253
          --------------------------------------------------------------------------------------------------
            Income (loss) before income taxes and minority interests                     282           (840)
        Income tax benefit                                                                55             62
        Minority interests in earnings of consolidated subsidiaries                     (162)          (106)
        ----------------------------------------------------------------------------------------------------
            Net income (loss)                                                      $     175      $    (884)
        ====================================================================================================

        Net income (loss) per share:
            Basic                                                                  $     0.3      $   (0.14)
            Diluted                                                                $     0.3      $   (0.14)
        ====================================================================================================
        Weighted average shares outstanding:
            Basic                                                                      5,376          6,104
            Diluted                                                                    5,379          6,268
        ====================================================================================================

            See Notes to Condensed Consolidated Financial Statements

                         FLOUR CITY INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands except share and per share amounts)


                                                                                  January 31
                                                                                     2000             October 31
                                                                                  (unaudited)            1999
----------------------------------------------------------------------------------------------------------------
                              ASSETS
Cash and cash equivalents                                                      $     8,342          $     9,557
Restricted cash                                                                      4,250                4,134
Accounts receivables, net                                                            7,308                6,345
Notes receivable                                                                     2,169                2,169
Costs and estimated earnings in excess
    of billings on uncompleted contracts                                             8,532                7,125
Tax refund receivable                                                                  227                  227
Deferred income taxes                                                                  616                  616
Other current assets                                                                 2,040                2,335
----------------------------------------------------------------------------------------------------------------
   Total current assets                                                             33,484               32,508
Plant and equipment, net                                                             2,874                2,547
Other assets                                                                         1,170                  854
----------------------------------------------------------------------------------------------------------------
   Total assets                                                                $    37,528          $    35,909
================================================================================================================

               LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term debt                                                                $     2,456          $     3,291
Accounts payable and accrued expenses                                                6,886                6,843
Billings in excess of costs and estimated
  earnings on uncompleted contracts                                                  2,787                1,509
Other current liabilities                                                              418                1,003
----------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                        12,547               12,646
Other liabilities                                                                       65                   70
Negative goodwill, net                                                                 837                  947
----------------------------------------------------------------------------------------------------------------
   Total liabilities and deferred credits                                           13,449               13,663
----------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interests in equity of consolidated subsidiaries                            1,169                  190
Stockholders' equity:
   Preferred stock, par value $0.0001; authorized
      5,000 shares; no shares issued                                                     -                    -
   Common stock, par value $0.0001; authorized
      50,000 shares; issued 6,268 shares; outstanding
      5,376 shares                                                                       -                    -
   Additional paid-in-capital                                                       14,788               14,788
   Retained earnings                                                                 8,744                8,569
   Less 892 shares of common stock in treasury, at cost                             (1,461)              (1,461)
   Accumulated other comprehensive income                                              911                  249
   Other stockholders' equity                                                          (72)                 (89)
----------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                    22,910               22,056
----------------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity                           $    37,528          $    35,909
================================================================================================================

            See Notes to Condensed Consolidated Financial Statements

                         FLOUR CITY INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                       Three months ended January 31
----------------------------------------------------------------------------------------------------
(in thousands)                                                             2000                1999
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                   $      175          $    (884)
  Adjustments:
    Depreciation and amortization                                             37                (11)
    Non-cash stock compensation                                               17                 11
  Changes in assets and liabilities:
    Restricted deposits                                                     (116)              (294)
    Accounts receivable                                                     (963)               (70)
    Costs, estimated earnings and billings, net                             (129)               342
    Other current assets                                                     295               (663)
    Other assets                                                            (326)                41
    Accounts payable and accrued expenses                                     43               (472)
    Other current liabilities                                               (585)               149
    Accounts payable to related parties                                        -                (79)
----------------------------------------------------------------------------------------------------
Net cash used in operating activities                                     (1,552)            (1,930)
----------------------------------------------------------------------------------------------------

Cash Flows -  Investing activities:
  Purchase of property, plant and equipment                                 (464)              (232)
----------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (464)              (232)
----------------------------------------------------------------------------------------------------

Cash Flows -  Financing activities:
  Payment of short-term debt, net                                           (835)              (256)
  Payment of other liabilities                                                (5)                 -
  Changes in minority interest                                               979                109
----------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                          139               (147)
----------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                      662                (44)
Net decrease in cash and cash equivalents                                 (1,215)            (2,353)
Cash and cash equivalents, beginning of year                               9,557             19,297
----------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                               $     8,342         $   16,944
====================================================================================================

Supplemental cash flow information:
  Interest paid in cash                                                       29                 19
  Income taxes paid in cash                                                   68                 85


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

         When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules, and notes, included in the Company's Annual Report on Form 10-K for the year ended October 31, 1999.

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

3.       ACCOUNTS AND NOTES RECEIVABLE, NET
(in thousands)

         Accounts and notes receivable are net of allowance for doubtful accounts of $890 and $1,442 at January 31, 2000, and October 31, 1999, respectively. In accordance with the terms of long-term contracts, customers withhold certain percentages of billings until completion and acceptance of performance under the contracts. Final payments of all such amounts withheld which might not be received within a one-year period from January 31, 2000, and October 31, 1999, are $4,891 and $5,002 respectively. In conformity with trade practice, however, the full amount of accounts receivable has been included in current assets. Notes receivable consists of a $1,395 note from Armco, Inc. (Armco) related to contracts assumed when the Company acquired Flour City Architectural Metals, Inc. (FCAM) from Armco and a $774 loan to the developer of a joint venture in the PRC.

4.  OTHER INCOME (EXPENSE), NET
(in thousands)

THREE MONTHS ENDED JANUARY 31,                        2000           1999
---------------------------------------------------------------------------
Interest income                                    $   163         $   256
Interest expense                                       (56)            (18)
Other                                                   94              15
---------------------------------------------------------------------------
   Other income (expense), net                     $   201         $   253
===========================================================================

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

SEGMENT REVENUES AND PROFIT
(in thousands)



THREE MONTHS ENDED JANUARY 31,                                         2000            1999
---------------------------------------------------------------------------------------------
Revenues
   Revenues from external customers
      North America                                               $    4,470        $   2,914
      Pacific                                                          8,427            4,428
---------------------------------------------------------------------------------------------
         Total revenues from external customers                       12,897            7,342
   Intersegment revenues
      North America                                                        -              441
      Pacific                                                              -                -
---------------------------------------------------------------------------------------------
         Total intersegment revenues                                       -              441
Total revenues for reportable segments                                12,897            7,783
Elimination of intersegment revenues                                       -             (441)
---------------------------------------------------------------------------------------------
   Consolidated revenues                                          $   12,897        $   7,342
=============================================================================================

Profit or (loss)
   North America                                                  $     (200)       $    (166)
   Pacific                                                               629             (742)
---------------------------------------------------------------------------------------------
Profit (loss) for reportable segments                                    429             (908)
Unallocated corporate income and expenses, net                          (254)              24
---------------------------------------------------------------------------------------------
   Consolidated net income                                        $      175        $    (884)
=============================================================================================

Segment assets are the total assets of the segments. Unallocated corporate assets consist primarily of cash and certificates of deposit.

SEGMENT ASSETS
(in thousands)


At January 31, 2000 and October 31, 1999                              2000            1999
---------------------------------------------------------------------------------------------
Assets
   North America                                                  $  11,275       $   10,043
   Pacific                                                           14,226           13,626
----------------------------------------------------------------------------------------------
Total assets for reportable segments                                 25,501           23,669
Unallocated corporate assets                                         12,027           12,240
---------------------------------------------------------------------------------------------
   Consolidated total assets                                      $  37,528       $   35,909
=============================================================================================


6.       COMPREHENSIVE INCOME
(in thousands)

         Comprehensive income (loss) for the Company is comprised solely of the change in foreign currency translation adjustments, net of tax. The foreign currency translation adjustment occurs as a result of translating the financial statements of the Company's foreign operations into United States Dollars. Since the Company's operations that give rise to the foreign currency translation adjustment are located primarily in countries that have little or no income tax, and whose accumulated earnings are not expected to be repatriated, no tax adjustment has been applied to the change in the foreign currency translation adjustment to arrive at other comprehensive income (loss). Comprehensive income
(loss) for the three months ended January 31, 2000 and 1999, was $662 and $(797) respectively.

7.  COMMITMENTS AND CONTINGENCIES
(in thousands)

         As of January 31, 1999, the Company had a total of $10.7 million in performance guarantees outstanding in relation to construction contracts in progress in Thailand, Hong Kong and the Philippines.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Flour City International, Inc. and its majority owned subsidiaries (the "Company" or the "Registrant") is primarily engaged in the design, engineering, manufacture, and installation of custom curtainwall systems for the construction industry with operations primarily in the United States and Asia. The Company's primary operating units are Flour City Architectural Metals, Inc. ("FCAM"), Flour City Architectural Metals (Asia) Ltd. ("FCAM Asia") and Flour City Arlo Corporation (FC-Arlo, a consolidated joint venture formed in May 1998 in which the Company has a 55% ownership).

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

--------------------------------------------------------------------------------
         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS: THE DEPENDENCE OF THE COMPANY ON A SMALL NUMBER OF LARGE CONTRACTS; THE SENSITIVITY OF THE COMPANY'S BUSINESS TO GLOBAL ECONOMIC CONDITIONS; REFERENCES TO THE EXPECTED LEVELS OF GROSS MARGINS AND EXPENSES; YEAR 2000 COMPLIANCE; THE COLLECTABILITY OF RECEIVABLES; AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE SECTION BELOW ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS" SETS FORTH AND INCORPORATES BY REFERENCE CERTAIN FACTORS THAT COULD CAUSE ACTUAL FINANCIAL RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM THESE STATEMENTS.
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

         REVENUES: Revenues for the quarter ended January 31, 2000 increased to $12.9 million, an increase of 75.7% over the $7.3 million of revenues reported in the first quarter of fiscal 1999 as a result of increased project activity in both the Pacific Rim and North America regions. Pacific Rim revenues in the first quarter of this year totaled $8.5 million, an increase of 90% compared to $4.4 million in the comparable quarter a year ago. Revenues in North America also increased in comparison to last year's first quarter reaching $4.5 million, an increase of 53% or $1.6 million. Revenues in the Pacific Rim during the first quarter of last fiscal year were adversely impacted by a revenue adjustment of $1.0 million for revenues previously recognized after a customer refused to recognize claims previously agreed to.

         GROSS MARGIN: Gross margin for the quarter ended January 31, 2000, was $2.3 million, or 18.7% of revenues, compared to $1.0 million, or 13.0% of revenue, for the same period of 1999. The increase in gross margin for the quarter-on-quarter comparison is due in part to the 75.7% project revenue growth and the $1.0 million revenue adjustment that adversely affected both revenues and gross margin last year.

         As a percent of revenues, gross margins in the Pacific Rim were 22.7% in comparison to 5.9% last year. North America's gross revenues were 9.6% of revenues for the quarter ended January 31, 2000 compared to 20.6% last year. The decline in North America's margins are the result of the mix of active projects generating revenues compared to the comparable period last year.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the first quarter ended January 31, 2000 total $2.3 million or 17.6% of revenues compared to $2.0 million or 27.8% of revenues for the same period last year. The increase of $0.224 million or 11% is attributable to and in support of the 75.7% increase in revenue as the Company continues to build its infrastructure in anticipation of future growth and also management restructuring.

         Selling, general and administrative expenses, as a percent of revenue, in the Pacific Rim and in North America in the first quarter of fiscal year 2000 were 12.1% or $1.0 million and 19.0% or $0.9 million, respectively. During the first quarter of last year, selling, general and administrative expenses were 20.6% or $0.9 million and 38.4% or $1.1 million for the Pacific Rim and North America regions, respectively. Unallocated Corporate selling, general and administrative expenses increased $0.4 million as a result of management restructuring and staffing to meet the demands of future growth expectations.

         BACKLOG. The Company's backlog totaled $121.2 million at January 31, 2000 of which $72.3 million was from North America and $49.9 was from the Pacific-Rim. This compares to a backlog total last year at January 31, 1999 of $80.3 million. Pacific-Rim backlog includes $37.5 million related to projects in Hong Kong and $11.4 million related to projects in the Philippines. Bids outstanding at January 31, 2000, totaled $148 million, $47 million in North America and $101 million in the Pacific Rim.

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

         OPERATING ACTIVITIES. $1.6 million in cash was used in operating activities for the quarter ended January 31, 2000, compared to $1.9 million for the same quarter of 1999. North America projects typically result in cash in-flows being less than cash outflows until units are installed on the building, which can be as long as twelve months from the beginning of the project. The Company typically receives substantial cash advances for projects located in the Pacific-Rim. Significant uses of cash from operations during the quarter included a $1.0 million increase in trade receivables and a reduction of other current liabilities of $0.6 million. Net cash used in operating activities in the first quarter of fiscal 1999 resulted from a $0.9 million net loss, $0.8 million increase in trade receivables and a decrease of $0.2 million in contract billings in excess of cost and estimated earnings in North America, $0.3 million increase in restricted cash, $0.3 million decrease in accounts payable, and $0.7 million increase in deposits and advance payments in the Pacific-Rim.

         INVESTING ACTIVITIES. Capital expenditures used $0.5 million of cash during the quarter ended January 31, 2000, compared to $0.2 million in the same quarter of 1999. North America's investments in its recently leased Kingsport, Tennessee facility totaled $0.3 million while investments in equipment in the Pacific Rim totaled $0.2 million in the quarter ended January 31, 2000. Capital expenditures for equipment and facilities are expected to increase to meet anticipated project growth. No investments in joint ventures or equity contributions were recorded during the current quarter.

         FINANCING ACTIVITIES. The Company reduced borrowings under lines of credit by $0.9 million during the quarter ended January 31, 2000, compared to a $0.3 million reduction during the 1999 period. Minority interest in the equity of the Company's Philippines joint venture increased by $1.0 million during the current quarter.

         EFFECT OF EXCHANGE RATES. The effective of exchange rates primarily on intercompany receivables caused an increase to Other Comprehensive Income of $0.7 million as a result of the change in the valuation of the Thai Baht. Exchange rate fluctuations were not a material contributor to cash flows during the quarter ended January 31, 2000.

         GENERAL. The Company attempts to structure payment arrangements with its customers to match costs incurred under projects. To the extent the Company is not able to match costs, it relies on its cash reserves and its credit facility to meet its working capital needs. As of January 31, 2000 and 1999, the Company had working capital in excess of $20.9 million and $23 million, respectively.

         COMMITMENTS AND CONTINGENCIES. See note 7 to the Condensed Consolidated Financial Statements for a discussion of environmental liabilities and loss contingency established for a lawsuit.

YEAR 2000 COMPLIANCE

         The Company undertook a project last year to address the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 (Y2K). The Company's costs incurred in connection with achieving Y2K compliance were not material. In-house computer systems are believed to be Y2K compliant. As of March 15, 2000 the Company has not become aware of any negative impact or experienced any problems related to Y2K.

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

         FOREIGN EXCHANGE RISKS. The Company generally attempts to mitigate foreign exchange risk by entering into contracts providing for payment in United States dollars instead of the local currency wherever possible. Nonetheless, local currency must be used to pay for local labor, raw materials or other local country costs of operations. The Company currently has contracts denominated in the Hong Kong dollar, Thai baht and Philippine peso. Future contracts may be denominated in the currency of other countries. The Company maintains cash, short-term debt (based on floating interest rates), accounts receivable, and accounts payable in several currencies. The functional currencies in which those accounts are maintained match the functional currencies of construction contracts in process. Accounts are also maintained in United States dollars in all countries in which the Company operates. The following table shows the January 31, 2000, United States dollar translated balances of selected non-US dollar denominated current accounts by the currency in which they are maintained:




                                                                HONG KONG       THAI    PHILIPPINE
      AT JANUARY 31, 2000 ($ IN MILLIONS)                         DOLLARS       BAHT         PESOS
      ----------------------------------------------------- -------------- ------------ -------------
      Cash and restricted cash                                     $  0.7       $  0.2        $  0.3
      Short-term debt                                                 0.3            -           0.7
      Accounts and claim receivable                                   1.1            -           0.7
      Accounts payable and accrued expenses                           3.0          0.5           1.3
      ===================================================== ============== ============ =============
      US dollar exchange rate at January 31, 1999                   7.765       36.627        40.339



         Materials and services to perform project contracts are procured globally. Aluminum extrusion is typically the largest material cost and is generally denominated in United States dollars. Glass purchases are generally denominated in United States dollars unless sourced locally in a foreign locale. The expenses associated with erection services are generally denominated in local currency. To the extent that foreign currencies weaken against the United States dollar, the Company will experience translation gains or losses due to the revaluation of accounts payable, accounts receivable and other asset and liability accounts.



         The Company generally attempts to contract to secure compensation for devaluation of local currencies relative to the United States dollar. In these instances, although the Company may incur translation losses, the Company seeks to offset such losses by increases in the amount of local currency payable to the Company under contract so as to approximate the original United States dollar equivalent value of the contract. There can be no assurance that the Company will be successful in negotiating contracts with terms that maintain a United States dollar equivalency. As of January 31, 2000 the Company's backlog of non-US dollar based contracts totaled approximately $48.9 million. Of that amount contract provisions to ensure United States dollar equivalency did not protect approximately $34.4 million. Exchange rate fluctuations in local currency denominated contracts that do not have a United States dollar equivalency, and in exchange rates in general, could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

         POLITICAL UNCERTAINTIES. The Company operates in several countries, primarily in North America and Asia. Economic development in countries in which the Company operates may be limited by the imposition of measures intended to control economic conditions and the inadequate development of an infrastructure to support manufacturing and large-scale construction projects. Changes in governmental policies as well as general economic conditions including interest rates or rates of inflation could have a material adverse affect on the Company's financial position, results of operations, and cash flows.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of January 31, 2000 and October 31, 1999, the Company had no holdings of commodity-based instruments, long-term debt instruments, forward contracts, futures contracts, firmly committed foreign sales contracts, interest rate swaps, currency swaps, or other items in the nature of derivative financial instruments. The Company does maintain cash, short-term debt (based on floating interest rates), accounts receivable, and accounts payable in several currencies. For a discussion of foreign exchange risks, see "Factors That May Affect Future Results" in Management's Discussion and Analysis of Financial Conditions and Results of Operations, in Item 2 of this report.

PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Information as of January 31, 2000, required by Item 701(f) of Regulation S-K is set forth below:

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

                         FLOUR CITY INTERNATIONAL, INC.
                                  COMMON STOCK
                    EXPENSES OF ISSUANCE AND USE OF PROCEEDS
                             AS OF JANUARY 31, 2000
                           (in thousands) (unaudited)


Aggregate offering price of amount sold                                                $ 17,144
Expenses of issuance:
   Underwriters discount                                                                  1,286
   SEC registration fee                                                                       9
   NASD filing fee                                                                            3
   NASDAQ National Market listing fee                                                        67
   Blue sky fees and expenses including legal fees                                           15
   Printing costs                                                                           248
   Registrar and Transfer Agent fees                                                          5
   Legal fees and expenses                                                                  548
   Underwriters nonaccountable expense allowance                                            257
   Accounting fees and expenses                                                             130
   Miscellaneous                                                                             31
      Total expenses of issuance                                                          2,599
                                                                        ------------------------
Net proceeds                                                                             14,545
                                                                        ------------------------
Use of proceeds:
   Proceeds used for purchase and installation of
      leasehold improvements, machinery and equipment                                     1,980
   Proceeds used for investment in joint ventures                                           334
   Proceeds used as collateral for lines of credit                                        4,250
   Proceeds used for working capital                                                      1,436
 Temporary investments in United States                                 ------------------------
   Government securities and cash deposits                                              $ 6,545
                                                                        ========================


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    27.1 Financial Data Schedule

(b) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the quarter ended January 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2000.


                                                FLOUR CITY INTERNATIONAL, INC.

                                                /S/ EDWARD M. BOYLE, III
                                                --------------------------------
                                                Edward M. Boyle, III
                                                President


                                                /S/ JOHNSON K. FONG
                                                --------------------------------
                                                Johnson K. Fong
                                                Executive Vice President
                                                (Principal finance officer)