Form 10-Q
period 2000-04-30
FLOUR CITY INTERNATIONAL INC
filed 2000-06-15
CIK 1049049

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549-1004

                                  FORM 10-Q
                                  ---------

(Mark One)
        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       ---   SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

OR

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

                    1044 Fordtown Road, Kingsport, TN 37663
             --------------------------------------------------
             (Address of principal executive offices, zip code)

                              (423) 349-8692
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    -----     -----

THERE WERE 5,375,477 SHARES OF COMMON STOCK ISSUED AND OUTSTANDING AT JUNE 14, 2000.

FLOUR CITY INTERNATIONAL, INC. INDEX


                                                                       PAGE NO.
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Statements of Operations                   3

         Condensed Consolidated Balance Sheets                             4

         Condensed Consolidated Statements of Cash Flows                   5

         Notes to the Condensed Consolidated Financial Statements         6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                 9-13

PART II. OTHER INFORMATION
         Item 4. Submission of Matters to a Vote of Security Holders      14

         Item 5.  Other Information                                       14

         Item 6.  Exhibits and Reports on Form 8-K                        15

                  SIGNATURES                                              15

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        FLOUR CITY INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                 (Unaudited)


                                                          Three Months Ended   Six Months Ended
                                                                April 30,          April 30,
                                                            2000       1999      2000      1999
-------------------------------------------------------------------------------------------------
Revenues                                                  $14,154    $12,306   $27,051   $19,648
Cost of revenues                                           10,798      9,794    21,352    16,185
-------------------------------------------------------------------------------------------------
   Gross Margin                                             3,356      2,512     5,699     3,463
Selling, general and administrative expenses               (2,347)    (2,497)   (4,697)   (4,625)
Amortization, net                                              99         84       181       168
-------------------------------------------------------------------------------------------------
   Operating profit (loss)                                  1,108         99     1,183      (994)
Foreign currency transaction gain (loss)                        2       (127)        8      (127)
Other income                                                  255        248       456       501
-------------------------------------------------------------------------------------------------
Income (loss) before income taxes and minority interests    1,365        220     1,647      (620)
Income taxes                                                 (127)      (116)      (72)      (54)
Minority income in net(loss)of consolidated subsidiaries     (438)      (363)     (600)     (469)
-------------------------------------------------------------------------------------------------
Net income (loss)                                         $   800    $  (259)  $   975   $(1,143)
=================================================================================================

Net income per share:
   Basic                                                  $  0.15    $ (0.04)  $  0.18   $ (0.19)
   Diluted                                                $  0.15    $ (0.03)  $  0.18   $ (0.18)
=================================================================================================
Weighted average shares outstanding:
   Basic                                                    5,375      6,104     5,375     6,104
   Diluted                                                  5,375      6,268     5,375     6,268
=================================================================================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        FLOUR CITY INTERNATIONAL, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands except per share amounts)

                                                            April 30,2000      Oct. 31, 1999
--------------------------------------------------------------------------------------------
                                                             (unaudited)
                          ASSETS
Cash and cash equivalents                                      $ 7,785             $ 9,557
Restricted cash                                                  4,250               4,134
Accounts receivables, net                                        9,194               6,345
Tax refund receivable                                               -                  227
Note receivable                                                  1,395               2,169
Costs and estimated earnings in excess
    of billings on uncompleted contracts                         9,064               7,125
Receivable from Joint Venture                                      891                  -
Deferred income taxes                                              616                 616
Other current assets                                             1,981               2,335
--------------------------------------------------------------------------------------------
   Total current assets                                         35,176              32,508
Plant and equipment, net                                         2,993               2,547
Other assets                                                       190                 854
--------------------------------------------------------------------------------------------
   Total assets                                                $38,359             $35,909
============================================================================================

             LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt                                                $ 2,750             $ 3,291
Accounts payable and accrued expenses                            7,617               6,843
Billings in excess of costs and estimated
  earnings on uncompleted contracts                              2,805               1,509
Other current liabilities                                        1,086               1,003
--------------------------------------------------------------------------------------------
   Total current liabilities                                    14,258              12,646
Other liabilities                                                   60                  70
Negative goodwill, net                                             728                 947
--------------------------------------------------------------------------------------------
   Total liabilities and deferred credits                       15,046              13,663
--------------------------------------------------------------------------------------------
Commitments and contingencies                                       -                   -
Minority interests in equity of unconsolidated subsidiaries      1,129                 190
Stockholders' equity:
   Preferred stock, par value $0.0001; authorized
                    5,000 shares;no shares issued                   -                   -
   Common stock, par value $0.0001; authorized
                50,000 shares;issued 6,268 shares.
           Outstanding 5,375 shares at April 30,2000
                       and October 31,1999                          -                   -
   Additional paid-in-capital,                                  14,788              14,788
   less 915 and 892 shares of common stock in
      treasury,at cost,respectively                             (1,545)             (1,461)
   Retained earnings                                             9,580               8,569
   Accumulated other comprehensive income                         (577)                249
   Other stockholders' equity                                      (62)                (89)
--------------------------------------------------------------------------------------------
      Total stockholders' equity                                22,184              22,056
--------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity           $38,359             $35,909
--------------------------------------------------------------------------------------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        FLOUR CITY INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (unaudited)


                                                                Six Months ended April 30,

                                                                     2000         1999
-----------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                $    975     $  (1,143)
Adjustments to reconcile net income(loss) to net
rovided by(used in) operations
    Depreciation and amortization                                    (115)          (15)
    Non-cash stock compensation                                        27            21
Changes in assets and liabilities net of effects of
    acquisitions of businesses:
    Restricted deposits                                              (116)         (117)
    Accounts receivable, net                                       (2,849)         (372)
    Note receivable                                                 1,001             -
    Claims receivable                                                  -            543
    Costs, estimated earnings and billings, net                      (643)       (4,622)
    Other current assets                                              624          (878)
    Other assets                                                      664          (178)
    Receivable from Joint Venture                                    (891)            -
    Accounts payable and accrued expenses                             774           441
    Income taxes payable                                               -            (71)
    Other current liabilities                                          73           (45)
    Accounts payable to related parties                                -            (79)
-----------------------------------------------------------------------------------------
Net cash used in operating activities                                (476)       (6,515)
-----------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                          (784)         (618)
  Purchase of Treasury Stock                                          (84)           -
-----------------------------------------------------------------------------------------
Net cash used in investing activities                                (868)         (618)
-----------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds (payments) on bank borrowings                             (541)        1,553
  Changes in minority interest                                        939           434
-----------------------------------------------------------------------------------------
Net cash provided by financing activities                             398         1,987
-----------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                              (826)         (695)

Net increase (decrease) in cash and cash equivalents               (1,772)       (5,841)
Cash and cash equivalents,beginning of period                       9,557        19,297
                                                                 ------------------------
Cash and cash equivalents,end of period                          $  7,785     $  13,456
=========================================================================================

Supplemental cash flow information:
  Interest paid in cash                                                96            37
  Income taxes paid in cash                                           302           173
=========================================================================================

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

2.  SIGNIFICANT ACCOUNTING PRINCIPLES

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133,Accounting for Derivative Instruments and Hedging Activities which defines derivatives, requires that all derivatives be carried at fair value and provides for hedge accounting when certain conditions are met. SFAS No.133, as amended by SFAS No.137, is effective for the Company in fiscal 2002. Although the Company has not fully assessed the implication of SFAS no.133 as amended, the Company does not believe that the adoption of this statement will have a material effect on financial conditions or results of operations.

3. ACCOUNTS AND NOTE RECEIVABLE, NET
(in thousands)

Accounts and note receivable are net of allowance for doubtful accounts of $513 and $1,442 at April 30, 2000, and October 31, 1999, respectively. In accordance with the terms of long-term contracts, customers withhold certain percentages of billings until completion and acceptance of performance under the contracts. Final payments of all such amounts withheld which might not be received within a one-year period from April 30, 2000, and October 31, 1999, are $4,704 and $4,416 respectively. In conformity with trade practice, however, the full amount of accounts receivable has been included in current assets. Note receivable consists of a $1,395 note from AK Steel Corporation related to contracts assumed when the company acquired Flour City Architectural Metals, Inc. (FCAM) from Armco, a subsidiary of AK Steel Corporation.

4.  OTHER INCOME (EXPENSE), NET
(in thousands)


---------------------------------------------------------------------------------------
                                        Three months ended        Six  months ended
                                             April 30,                 April 30,
                                         2000         1999         2000         1999
---------------------------------------------------------------------------------------
Interest income                        $   162       $  211       $  325       $  467
Interest expense                           (49)         (17)         (96)         (35)
Other income (expense), net                142           54          227           69
---------------------------------------------------------------------------------------
   Other income (expense), net         $   255       $  248       $  456       $  501
=======================================================================================

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

Segment Revenues and Profit
(in thousands)

                                                          Three months ended  Six months ended
                                                               April 30,           April 30,
                                                           2000       1999      2000       1999
--------------------------------------------------------------------------------------------------
REVENUES
   Revenues from external customers:
      North America                                      $ 8,233     $ 4,439   $12,703   $  7,353
      Pacific                                              5,921       7,867    14,348     12,295
         Total revenues from external customers           14,154      12,306    27,051     19,648
   Intersegment revenues:
      North America                                           -           -         -         441
      Pacific                                                 -           -         -
         Total intersegment revenues                          -           -         -         441
Total revenues for reportable segments                    14,154      12,306    27,051     20,089
Elimination of intersegment revenues                          -           -         -        (441)
   Consolidated revenues                                  14,154      12,306    27,051     19,648

PROFIT OR (LOSS):
   North America                                         $  (224)    $    69   $  (678)  $    (97)
   Pacific                                                 1,024        (282)    1,653     (1,024)
PROFIT (LOSS) FOR REPORTABLE SEGMENTS                        800        (213)      975     (1,121)
Unallocated corporate expenses, net                           -      $   (46)       -    $    (22)
CONSOLIDATED NET INCOME(LOSS)                            $   800       ($259)  $   975    ($1,143)

6. OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands)

     Other comprehensive income for the company is comprised solely of the change in deferred foreign currency translation adjustments, net of tax. The deferred foreign currency translation adjustment occurs as a result of translating the financial statements of the company's foreign operations into United States dollars. Since the company's operations that give rise to the deferred foreign currency translation adjustment are located primarily in countries that have little or no income tax, and whose accumulated earnings are not expected to be repatriated, no tax adjustment has been applied to the change in the deferred foreign currency translation adjustment to arrive at other comprehensive income. Other comprehensive income for the three months ended April 30, 2000 and 1999, was $(1,488) and $351, respectively. Other comprehensive income for the six months ended April 30, 2000 and 1999, was $(557) and $(446), respectively.

7.  COMMITMENTS AND CONTINGENCIES
(in thousands)

     As of April 30,2000, the company had a total of $10,203 in performance guarantees outstanding in relation to construction contracts in progress in the Pacific-Rim.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Flour City International, Inc.(the "Company"),a Nevada corporation incorporated in 1987,is a worldwide leader in the design, fabrication and installation of custom exterior wall systems(known as "curtain wall") used in the construction of a wide range of commercial and government buildings. The company works closely with architects, general contractors and owners/developers in the development and construction of highly recognizable mid-rise and high-rise office buildings, public use buildings such as courthouses and airport terminals and other well-known landmark buildings and uniquely designed structures.

The company's principal subsidiaries are Flour City Architectural Metals, Inc., a Delaware corporation (FCAM), and Flour City Architectural Metals(Pacific) Limited (FCAM Pacific), a British Virgin Islands corporation. FCAM was initially formed in 1893 under the name Flour City Ornamental Iron Company as a specialty metals fabricator for the architectural industry, and was a subsidiary of Armco, Inc (Armco) immediately prior to the merger. FCAM Pacific was formerly known as Hockley International Limited, an independent corporation.

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


RESULTS OF OPERATIONS

Quarter Ended April 30, 2000 Compared to Quarter Ended April 30, 1999

REVENUES. Total revenues increased 15% or $1.9 million over the same quarter a year ago. Revenues for the second quarter ended April 30,2000 were $14.2 million compared to $12.3 million for the quarter ended April 30,1999. Revenues from projects in the Pacific-Rim totaled $5.9 million in the second quarter; a decrease of 25% or $1,9 million over the same quarter last year. As the company bills on a percentage of completion method, two projects that are nearing completion, and thus have less costs being incurred, were responsible for the decrease in revenues.

Revenues in North America were $8.2 million an increase of 86% or $3.8 million from the $4.4 million revenues reported in the same period last year. North America showed an increase in the quarter as resources were spent on the Trump Towers project as well as completing other projects started earlier. The increase or decrease in revenues is typical of the cyclical nature of the company's business, reflecting the simultaneous completion phase of a number of older projects and start-up phases of newer projects.

GROSS MARGIN. Gross margin for the quarter ended April 30,2000 was $3.4 million, or 23.7% of revenues, compared to $2.5 million, or 20.4% of revenues, for the same period of 1999. The increase in gross margin and rate were the result of recognizing, during this quarter, profits on two projects in the Pacific-Rim that are nearing completion, and where the total costs incurred were substantially below estimate.

North America gross margin was $1.0 million, or 11.9% of revenues, for the quarter ended April 30,2000, compared to $1.1 million, or 25.0% of revenues, for the same period in 1999. Cost overruns, mainly in labor hours expended on one project in New York , resulted in profit writedowns in the quarter from profit percentages previously accrued.

Pacific-Rim gross margin was $2.4 million, or 40.2% of revenues, for the quarter ended April 30,2000, compared to $1.4 million, or 17.8% of revenues, for the same period in 1999. This represents an increase in gross margin over the same quarter last year as cost savings are recognized on projects that are nearing completion.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $2.4 million for the quarter ended April 30,2000,or 16.6% of revenues compared to $2.5 million or 20.3% of revenues for the same quarter of 1999.

This decrease is mainly due to measures taken in the Pacific Rim to lower expenses, and the transfer of certain corporate expenses from the Pacific Rim to North America, where the expenses of the Corporate group are accumulated.

The Corporate group, which includes Research and Development, has global responsibilities, and, as a result, expenses are likely to increase in this area as the company grows into other geographic areas, but at a slower rate than the anticipated increase in sales.

North America selling, general and administrative expenses, including the Corporate Group, amounted to $1.5 million or 18.5% of revenues for the quarter ended April 30,2000 compared to $1.3 million or 29.2 % of revenues for the same period in 1999. Most of the increase was attributable to the expenses incurred by the Corporate group.

Pacific-Rim selling, general and administrative expenses were $0.8 million or 14.0% of revenues compared to $1.2million or 15.3% of revenues, for the second quarter in 1999,and reflected the transfer of certain costs of the Corporate group.

NET INCOME (LOSS). The net profit for the quarter ended April 30,2000 was $0.8 million or $0.15 per share compared to a net loss of ($0.3 million) or ($0.04) per share for the same quarter a year ago. This increase in income can be partially attributed to recognition of management fees earned and profits recognized on two projects in the Pacific Rim that are nearing completion, as well as increased sales revenue.

BACKLOG AND BIDS OUTSTANDING. The company's backlog totaled $130 million at April 30, 2000, of which $85 million was from North America and $45 million was from the Pacific-Rim area. Pacific-Rim backlog includes $24 million related to projects in Hong Kong, $9 million related to projects in the Philippines and $12 million to projects in China. Bids outstanding at April 30, 2000 totaled $123 million, of which $53 million were in North America, $51 million in the Pacific-Rim, and $19 million in Europe.

Six Months Ended April 30, 2000 Compared to Six Months Ended April 30, 1999

REVENUES. Revenues increased by 38% or $7.4 million from $19.6 million to $27.0 million in the six-month period ended April 30, 2000, compared to the same period of 1999, due to increased project activity. Revenues generated by projects in North America increased by 63% from $7.8 million to $12.7 million in the six-month period ended April 30, 2000 compared to the same period of 1999. Revenues generated by projects in the Pacific-Rim increased by 21% from $11.9 million to $14.3 million in the six-month period ended April 30, 2000 compared to the same period of 1999.

GROSS MARGIN. Gross margin increased from $3.5 million to $5.7 million in the six-month period ended April 30,2000, compared to the same period of 1999. The increase in gross margin dollars was the result primarily of maintaining profit margins on the mix of projects in both North America and the Pacific-Rim, the increase in sales, and the factors indicated above.

Gross margin as a percent of revenues increased from 17.63% to 21.11% in the six-month period ended April 30,2000, compared to the same period of 1999. The improvement in the gross margin rate is due to the mix of construction projects underway this year in comparison to those of last year, and the recognition of additional profits on projects that are nearing completion. .

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $4.7 million for the six-month period ended April 30,2000 compared to $4.6 million for the same period of 1999. The increase of $0.1 million was the result of the buildup in the Corporate group and the start of a Research and Development effort, which, while not material in the quarter and the six month period, is being expensed as incurred.

As a percent of revenues, S,G & A decreased to 17.4% of revenues for the six month period ended April 30,2000 from 23.5% of revenues for the same period ending April 30,1999.

FOREIGN CURRENCY EXCHANGE GAINS AND LOSSES. Foreign exchange gains were negligible for the six-month period ended April 30,2000 compared to a loss of $0.1 million in 1999. Gains and losses were primarily due to fluctuations in the exchange rate of the Thai baht and the Philippine peso against the U.S.Dollar. To the extent that foreign currencies strengthen or weaken against the U.S. dollar, and the extent to which long-term contracts are denominated in foreign currencies, the company will continue to experience transaction gains and losses.

NET INCOME (LOSS). The net profit for the six-months ended April 30,2000 was $1.0 million as compared to a net loss of $1.1 million for the six months ended April 30,1999. The $1.0 million negative revenue adjustment during the six months period ended April 30,1999 on a project in the Pacific Rim, the project mix in 2000, and the recognition in 2000 of management fees on projects reaching completion in the Pacific Rim, are the main contributors to the profit improvement.

BACKLOG. The company's backlog totaled $130 million at April 30, 2000, of which $84 million was from North America and $45 million was from the Pacific-Rim area. Pacific-Rim backlog includes $22 million related to projects in Hong Kong, $9 million related to projects in the Philippines, and $12 million to projects in China. Bids outstanding at April 30, 2000, totaled $123 million, $53 million in North America, $51 million in the Pacific-Rim, and $19 million in Europe( this contract was awarded to Flour City in late May, and can now be considered as backlog).

LIQUIDITY AND CAPITAL RESOURCES

Management expects that the company will have sufficient liquidity to meet ordinary future short-term and long-term business needs. Sources of liquidity generally available to the company include cash from operations, funds available under the company's credit facility, and cash and cash equivalents. The company is currently in discussions with various banking institutions with a view to increasing the credit facilities in order to be able to handle the increased volume of bus

OPERATING ACTIVITIES. In the six months ended April 30,2000 over $0.5 million was used in operating activities compared to over $6.5 million in the same period of 1999.Of the amount used, $1.0 million is due from a joint venture partner, while an increase in accounts receivable, and retention payments, offset by an increase in accounts payable and accrued expenses, accounted for most of the balance.

INVESTING ACTIVITIES. Capital expenditures approximated $0.8 million, a comparable amount to that expended in the prior year. In addition, as authorized by the Board of Directors, the company, during April 2000 , purchased an additional twenty three thousand shares of company stock on the open market. Some of the capital expenditures this period was the result of the company's effort in consolidating its office and plant facilities into one location in Kingsport, TN.

FINANCING ACTIVITIES. In the period ended April 30,2000, cash generated by financing activities amounted to $0.4 million compared to expenditures of $2.0 million in the comparable period last year. The company maintains lines of credit with commercial banks in the United States and in Hong Kong, collateralized by $4.3 million in the form of certificates of deposit. The company has initiated discussions with these banks to increase lines of credit facilities.

GENERAL. The company attempts to structure payment arrangements with its customers to match costs incurred with revenues billed and collected. To the extent that the company is not able to match costs, the company relies on its cash reserves and credit facilities to meet its working capital needs. As of April 30,2000 and 1999, the company had working capital approximating $21.0 million and $19.9 million respectively.

Quantitative and Qualitative disclosures about market risk

As of April 30,2000, the company had no holdings of commodity- based instruments ,long-term debt instruments, forward contracts, futures contracts, firmly committed foreign sales contracts, interest rate swaps, or other items in the nature of derivative financial instruments. The company does maintain cash, short-term debt (based on floating interest rates), accounts receivable and accounts payable in several currencies.

Factors That May Affect Future Results

GENERAL. The company's projects are awarded by private or governmental entities in a competitive bidding process. Due to the nature of the bidding and award process, the company has experienced, and in the future, may experience significant delays in project awards. No assurance can be given that the timing of a project award will be consistent with the company's expectations. In addition, numerous factors, many of which are out of the company's ability to control, have caused and will continue to cause substantial variations in its results of operations in any quarterly or annual reporting period. Some of these factors are:

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

The following table shows the April 30, 2000, United States dollar translated balances of selected non-US dollar denominated current accounts by the currency in which they are maintained:

                                                   Hong Kong        Thai        Philippine
($ in millions)                                     Dollars         Baht           Pesos
------------------------------------------------------------------------------------------
Cash and restricted cash                            $   1.4        $  0.1         $   0.9
Short-term debt                                         0.1           0.1               -
Accounts and claim receivable                           1.3             -             1.9
Accounts payable and accrued expenses                   2.5           0.1             1.6
==========================================================================================
US dollar exchange rate at April 30, 2000             7.789         38.06           41.21

Materials and services to perform project contracts are procured globally. Aluminum extrusion is typically the largest material cost and is generally denominated in United States dollars. Glass purchases are generally denominated in United States dollars unless sourced locally in a foreign locale. The expenses associated with erection services are generally denominated in local currency. To the extent that foreign currencies weaken against the United States dollar, the company will experience translation gains and losses due to the revaluation of accounts payable, accounts receivable and other asset and liability accounts.

The company generally attempts to contract to secure compensation for devaluation of local currencies relative to the United States dollar. In these instances, although the company may incur translation losses, the company seeks to offset such losses by increases in the amount of local currency payable to the company under contract so as to approximate the original United States dollar equivalent value of the contract. There can be no assurance that the company will be successful in negotiating contracts with terms that maintain a United States dollar equivalency. As of April 30, 2000, the company's backlog of non-US dollar based contracts without contract provisions to ensure United States dollar equivalency totaled approximately $32.0 million. Exchange rate fluctuations in local currency denominated contracts that do not have a United States dollar equivalency, and in exchange rates in general, could have a material adverse effect on the company's financial position, results of operations, and cash flows.

POLITICAL UNCERTAINTIES. The company operates in several countries including countries in the Pacific-Rim. Economic development in countries in which the company operates may be limited by the imposition of measures intended to control economic conditions and the inadequate development of an infrastructure to support manufacturing and large-scale construction projects. Changes in governmental policies as well as general economic conditions including interest rates or rates of inflation could have a material adverse affect on the company's financial position, results of operations, and cash flows.

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Flour City International, Inc. was held on April 4, 2000 for the purpose of considering and voting on the following matters:

           a)  Election of Directors
           b) Ratification of the appointment of Grant Thornton LLP as the company's independent auditors for the year ending October 31, 2000.

The total number of shares (the "Shares") of $0.0001 par value of the company outstanding and entitled to vote as of the close of business on February 25, 2000, the record date for the Meeting, was 5,375,408. The number of shares represented in person or by valid proxy at the meeting was 5,306,733.

The number of Shares voted at the Meeting was as follows with respect to the proposals listed below:

In respect of the proposal to elect John W. Tang, Johnson Fong, Eugene M. Armstrong, Paul D. Lynam and Mabel Chan as directors to serve until the next Annual Meeting of Stockholders and until their successors are elected and qualified:

           -------------------------------------------------------------------------------------
                                       Shares in favor     Shares against     Shares abstaining
           -------------------------------------------------------------------------------------
           John W. Tang                    5,297,720             712                8,301
           Johnson K. Fong                 5,297,720             712                8,301
           Eugene M. Armstrong             5,298,432               0                8,301
           Paul D. Lynam                   5,298,432               0                8,301
           Mabel Chan                      5,294,432           4,000                8,301

In respect of the proposal to approve the ratification of the selection of the Board of Directors of Grant Thornton LLP as the independent accountants for the company for the fiscal year ending October 31, 2000.

           -------------------------------------------------------------------------------------
                                       Shares in favor     Shares against     Shares abstaining
           -------------------------------------------------------------------------------------
           Grant Thornton, LLP             5,292,635           8,358                5,740

ITEM 5. OTHER INFORMATION

On April 26, 1999 the company was informed by its independent auditors, Deloitte & Touche LLP ("D&T), of D&T's resignation, effective as of that date. The reports of D&T on the financial statements of the company for each of the two fiscal years ended October 31, 1998 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    None.

(b) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the quarter ended April 30,2000.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of June, 2000.

                                       FLOUR CITY INTERNATIONAL, INC

                                          /s/ EDWARD M.BOYLE,III
                                          Edward M.Boyle, III
                                          President

                                          /s/ IAN S. FERDINANDS
                                          Ian S. Ferdinands
                                          Chief Financial Officer