Form 10-Q
period 2000-07-31
FLOUR CITY INTERNATIONAL INC
filed 2000-09-14
CIK 1049049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549-1004



                                    FORM 10-Q

          (Mark One)

          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___



                         Commission file number 0-23789



                         FLOUR CITY INTERNATIONAL, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            NEVADA                              62-1709152
    ------------------------          ------------------------------------
    (State of Incorporation)          (I.R.S. Employer Identification No.)

                     1044 FORDTOWN ROAD, KINGSPORT TN 37663
                -------------------------------------------------
               (Address of principal executive offices, zip code)

                                 (423) 349-8692
            --------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --    --



         Common stock 5,315,477 shares outstanding at September 8, 2000

                       FLOUR CITY INTERNATIONAL, INC.
                                INDEX
--------------------------------------------------------------------------------



                                                                                                      PAGE NO.
                                                                                                     ----------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Operations                                         3
                  Three months ended July 31, 2000 and 1999 and
                  Nine months ended July 31, 2000 and 1999

                  Condensed Consolidated Balance Sheets                                                   4
                  July 31, 2000 and October 31, 1999

                  Condensed Consolidated Statements of Cash Flows                                         5
                  Nine months ended July 31, 2000 and 1999

                  Notes to the Condensed Consolidated Financial Statements                                6-8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                               9-14

         Item 3.  Quantitative and Qualitative disclosures about market risk                              14

PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES                                                                                                14

                                       2

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                         FLOUR CITY INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)



                                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                         JULY 31,                JULY 31,
                                                                       2000        1999        2000        1999
-----------------------------------------------------------------------------------------------------------------
Revenues                                                              $20,382     $10,969     $47,433    $30,617
Cost of revenues                                                      (17,232)     (8,567)    (38,584)   (24,752)
-----------------------------------------------------------------------------------------------------------------
   Gross margin                                                         3,150       2,402       8,849      5,865
Selling, general and administrative expenses                           (2,581)     (4,460)     (7,278)    (9,085)
Amortization, net                                                          98         235         279        403
-----------------------------------------------------------------------------------------------------------------
   Operating income (loss)                                                667      (1,823)      1,850     (2,817)
Foreign currency transaction gains(losses)                                (31)         83         (23)       (44)
Other income                                                              184         207         640        708
-----------------------------------------------------------------------------------------------------------------
Income(loss) before income taxes and minority interests                   820      (1,533)      2,467     (2,153)
Income Taxes-benefit(expense)                                             (64)        (68)       (131)      (122)
Minority interests in (losses)of consolidated subs.                       (94)       (203)       (694)      (672)
-----------------------------------------------------------------------------------------------------------------
   Net income (loss)                                                    $ 662    $ (1,804)     $1,642   $ (2,947)
=================================================================================================================

Net income(loss) per share
   Basic                                                               $ 0.12     $ (0.30)     $ 0.31    $ (0.48)
   Diluted                                                             $ 0.11     $ (0.29)     $ 0.28    $ (0.48)
Weighted average shares outstanding:
   Basic                                                                5,315       6,104       5,315      6,104
   Diluted                                                              5,852       6,104       5,852      6,268

            See Notes to Condensed Consolidated Financial Statements

                         FLOUR CITY INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands )


                                                                                     July 31, 2000       October 31, 1999
-----------------------------------------------------------------------------------------------------------------------
                                                                                      (unaudited)
                                    ASSETS
Cash and cash equivalents                                                                   $5,628              $9,557
Restricted cash                                                                              8,038               4,134
Accounts receivables, net                                                                   13,333               6,345
Tax refund receivable                                                                            -                 227
Note receivable                                                                                  -               2,169
Costs and estimated earnings in excess
    of billings on uncompleted contracts                                                    11,126               7,125
Deferred income taxes                                                                          616                 616
Other current assets                                                                         3,223               2,335
-----------------------------------------------------------------------------------------------------------------------
   Total current assets                                                                     41,964              32,508
Plant and equipment, net                                                                     3,727               2,547
Other assets                                                                                     -                 854
Investments in affiliates                                                                      190                   -
-----------------------------------------------------------------------------------------------------------------------
   Total assets                                                                            $45,881             $35,909
=======================================================================================================================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt                                                                             $6,655              $3,291
Accounts payable and accrued expenses                                                       11,316               6,843
Billings in excess of costs and estimated
  earnings on uncompleted contracts                                                          3,560               1,509
Other current liabilities                                                                      834               1,003
-----------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                                22,365              12,646
Other liabilities                                                                              342                  70
Negative goodwill, net                                                                         619                 947
-----------------------------------------------------------------------------------------------------------------------
   Total liabilities and deferred credits                                                   23,326              13,663
-----------------------------------------------------------------------------------------------------------------------

Minority interests in equity of consolidated subsidiaries                                    1,249                 190
Stockholders' equity:
   Preferred stock, par value $0.0001; authorized                                                -                   -
   5,000 shares;no shares issued
   Common stock, par value $0.0001; authorized                                                   -                   -
   50,000 shares;issued 6,268 shares
   5,315 and 5,375 shares outstanding at July 31,2000
      and October 31, 1999
   Additional paid-in-capital                                                               14,788              14,788
Less 951 and 893 shares of common stock in
treasury,at cost, at July 31, 2000 and October 31, 1999, respectively                       (1,667)             (1,461)
   Retained earnings                                                                        10,211               8,569
   Accumulated other comprehensive income (loss)                                            (1,974)                249
   Other stockholders' equity                                                                  (52)                (89)
-----------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                            21,306              22,056
-----------------------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity                                       $45,881             $35,909
=======================================================================================================================

            See Notes to Condensed Consolidated Financial Statements

                         FLOUR CITY INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                             NINE MONTHS ENDED              NINE MONTHS ENDED
                                                                                JULY 31, 2000                   JULY 31, 1999
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                                   $ 1,642                       $ (2,947)
  Adjustments to reconcile net income to net cash
  provided by (used in) operations:
    Depreciation and amortization                                                         103                             30
    Non-cash stock compensation                                                            37                             31
 Changes in assets and liabilities:
    Restricted deposits                                                                (3,904)                           299
    Accounts receivable, net                                                           (6,988)                         2,722
    Tax refund receivable                                                                 227                              -
    Claims receivable                                                                       -                            970
    Note receivable                                                                     2,169                              -
    Costs, estimated earnings and billings, net                                        (1,950)                        (6,824)
    Other current assets                                                                 (888)                          (301)
    Other assets                                                                          654                           (554)
    Accounts payable and accrued expenses                                               4,473                            668
    Income taxes payable                                                                    -                            104
    Other current liabilities                                                            (169)                           384
    Other liabilities                                                                     272                              -
    Accounts payable to related parties                                                     -                            (79)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                    (4,322)                        (5,497)
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                            (1,601)                          (954)
  Investment in joint venture corporations                                                  -                            (52)

Net cash used in investing activities                                                  (1,607)                        (1,006)
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds (payments) on bank borrowings                                                3,364                          1,732
  Changes in minority interest                                                          1,059                            671
Purchase of treasury shares                                                              (206)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                               4,217                          2,403
-----------------------------------------------------------------------------------------------------------------------------

Changes in accumulated other comprehensive income                                     (2,223)                        (1,192)
-----------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                              (3,929)                        (5,292)
Cash and cash equivalents,beginning of period                                           9,557                         19,297
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents,end of period                                                $5,628                       $ 14,005
=============================================================================================================================
Supplemental cash flow information:
  Interest paid in cash                                                                $  178                             60
  Income taxes paid in cash                                                            $  302                            180
=============================================================================================================================

             See Notes to Condensed Consolidated Financial Statements

FLOUR CITY INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


1.  BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of Flour City International, Inc. and its wholly owned and majority owned subsidiary companies (the "Company") after elimination of material intercompany accounts and transactions. Less than majority owned affiliates over which the Company exercises significant influence are accounted for as equity investments. Less than twenty percent owned affiliates over which the Company cannot exercise significant influence are carried at cost.

         When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules, and notes, included in our Annual Report on Form 10-K for the year ended October 31, 1999.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to contracts, litigation, and contingencies, based on current available information. Changes in facts and circumstances may result in revised estimates. In the opinion of management, the Condensed Consolidated Financial Statements include all material adjustments necessary to present fairly the Company's financial position, results of operations, and cash flows. Such adjustments are of a normal recurring nature. Our construction projects are awarded in a competitive bidding process. Due to the nature of the process we experienced and may continue to experience significant delays in project awards which have caused and may continue to cause substantial variations in quarterly results. The results for this interim period are not necessarily indicative of results for the entire year or any other interim period.

2.  NET INCOME PER SHARE

         Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of shares issuable upon the exercise of stock options (using the treasury stock method). A total of approximately 512 shares, which are being vested over a maximum of four years, were issuable upon the exercise of outstanding stock options as of July 31, 2000 and no shares were issuable upon the exercise of outstanding stock options as of July 31, 1999 have been excluded from the diluted earnings per share calculation, as the inclusion would be anti-dilutive.

3.  SIGNIFICANT ACCOUNTING PRINCIPLES

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities which defines derivatives, requires that all derivatives be carried at fair value and provides for hedge accounting when certain conditions are met. SFAS No. 133, as amended by SFAS No. 137, is effective for the Company in fiscal 2002. Although we have not fully assessed the implication of SFAS No. 133 as amended, we do not believe that the adoption of this statement will have a material effect on financial conditions or results of operations.

4.  ACCOUNTS AND NOTE RECEIVABLE, NET
(in thousands)

         Accounts and note receivable are net of allowance for doubtful accounts of $438 and $1,442 at July 31, 2000, and October 31, 1999, respectively. In accordance with the terms of long-term contracts, customers withhold certain percentages of billings until completion and acceptance of performance under the contracts. Final payments of all such amounts withheld which might not be received within a one-year period from July 31, 2000, and October 31, 1999, are $5,614 and $4,416, respectively. In conformity with trade practice, however, the full amount of accounts receivable has been included in current assets. Notes receivable as of October 31, 1999 consisted of a $1,395 note from AK Steel Corporation related to contracts assumed when we acquired Flour City Architectural Metals, Inc. (FCAM) from Armco, a subsidiary of AK Steel Corporation, which was executed during the current nine-month period.

5.  OTHER INCOME
(in thousands)


------------------------------------------------------------------------------------------------------------------
                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
------------------------------------------------------------------------------------------------------------------
                                                 JULY 31,                             JULY 31,
                                         2000             1999                2000               1999
------------------------------------------------------------------------------------------------------------------

Interest income                        $155               $207               $ 480                $676
Interest expense
                                        (82)               (25)               (188)                (60)
Other income , net
                                        111                (23)                345                  92
------------------------------------------------------------------------------------------------------------------
  Other income , net                   $184               $207                $640                $708
==================================================================================================================


6.  SEGMENT INFORMATION

         We are engaged in one industry segment: the design, engineering, manufacture, and installation of custom curtainwall systems for the construction industry. We manage our business in two segments based on geographical location: North America and the Pacific-Rim. The accounting policies for each segment are the same as for the consolidated Company. Intersegment revenues consist of design and engineering performed by one segment for another. In consolidation, such intersegment revenues are eliminated against the receiving segment's cost of revenues. Segment profit or loss includes all items that comprise net income for the respective segments.

SEGMENT REVENUES AND PROFIT
(in thousands)


------------------------------------------------------------------------------------------------------------------------
                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
------------------------------------------------------------------------------------------------------------------------
                                                                        JULY 31,                      JULY 31,
                                                                  2000           1999            2000          1999
------------------------------------------------------------------------------------------------------------------------
Revenues
   Revenues from external customers:
      North America                                               $11,312        $ 3,592        $24,016         $10,945
      Pacific                                                       9,070          7,377         23,417          19,672
------------------------------------------------------------------------------------------------------------------------
         Total revenues from external customers                    20,382         10,969         47,433          30,617
   Intersegment revenues:                                               -              -              -               -
      North America                                                     -             22              -             463
      Pacific                                                           -              -              -               -
------------------------------------------------------------------------------------------------------------------------
         Total intersegment revenues                                    -             22              -             463
------------------------------------------------------------------------------------------------------------------------
Total revenues for reportable segments                             20,382         10,991         47,433          31,080
Elimination of intersegment revenues                                                 (22)                          (463)
------------------------------------------------------------------------------------------------------------------------
   Consolidated revenues                                          $20,382        $10,969        $47,433         $30,617
========================================================================================================================

Profit or (loss):
   North America                                                    ($297)         ($241)         ($974)          ($338)
   Pacific                                                            959         (1,585)         2,616          (2,609)
------------------------------------------------------------------------------------------------------------------------
Profit (loss) for reportable segments                                 662         (1,826)         1,642          (2,947)
Unallocated corporate income and (expenses), net                        -             22              -               -
------------------------------------------------------------------------------------------------------------------------
   Consolidated net income (loss)                                 $   662        ($1,804)       $ 1,642         ($2,947)
========================================================================================================================


Segment assets are the total assets of the segments. Unallocated corporate assets consist primarily of cash and certificates of deposit.

SEGMENT ASSETS
(in thousands)


AT JULY 31, 2000 AND OCTOBER 31, 1999                                        2000              1999
----------------------------------------------------------------------------------------------------
ASSETS
   North America                                                          $15,725           $10,043
   Pacific                                                                 20,258            13,626
----------------------------------------------------------------------------------------------------
Total assets for reportable segments                                       35,983            23,669
Unallocated corporate assets                                                9,898            12,240
----------------------------------------------------------------------------------------------------

 Consolidated total assets                                                $45,881           $35,909

====================================================================================================


7.  OTHER COMPREHENSIVE INCOME(LOSS)
(in thousands)

         Other comprehensive income loss is comprised solely of the change in foreign currency translation adjustments, net of tax. The foreign currency translation adjustment occurs as a result of translating the financial statements of the Company's foreign operations into United States dollars. Since operations that give rise to the foreign currency translation adjustment are located primarily in countries that have little or no income tax, and whose accumulated earnings are not expected to be repatriated, no tax adjustment has been applied to the change in the deferred foreign currency translation adjustment to arrive at other comprehensive income. Other comprehensive income (loss) for the three months ended July 31, 2000 and 1999, was $1,397 and $(1,307), respectively. Other comprehensive income
(loss) for the nine months ended July 31, 2000 and 1999, was $2,223 and $(1,753), respectively.

8.  COMMITMENTS AND CONTINGENCIES
(in thousands)

         As of July 31, 2000, we had a total of $10.2 million in performance guarantees outstanding in relation to construction contracts in progress in the Pacific-Rim.

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

     ---------------------------------------------------------------------------
     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS: THE DEPENDENCE OF THE COMPANY ON A SMALL NUMBER OF LARGE CONTRACTS; THE SENSITIVITY OF THE COMPANY'S BUSINESS TO GLOBAL ECONOMIC CONDITIONS; REFERENCES TO THE EXPECTED LEVELS OF GROSS MARGINS AND EXPENSES; THE OF RECEIVABLES; AND THE ADEQUACY OF CASH
     FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE SECTION BELOW ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS" SETS FORTH AND INCORPORATES BY REFERENCE CERTAIN FACTORS THAT COULD CAUSE ACTUAL FINANCIAL RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM THESE STATEMENTS.
     ---------------------------------------------------------------------------


RESULTS OF OPERATIONS

QUARTER ENDED JULY 31, 2000 COMPARED TO QUARTER ENDED JULY 31, 1999

REVENUES. Total revenues increased 85.8% or $ 9.4 million over the same quarter a year ago. Revenues for the third quarter ended July 31, 2000 were $ 20.4 million compared to $11.0 million for the quarter ended July 31, 1999.

          Project revenues in the Pacific-Rim totaled $9.1 million in the third quarter, an increase of 22.9% or $1.7 million over the same quarter last year.

         Project revenues in North America were $11.3 million an increase of
214.9 from the $3.6 million revenues reported in the same period last year. The increase in revenues is primarily due to an increase in manufacturing and installation activities for several of the North American projects.

         The increase or decrease in revenues is typical of the cyclical nature of our business, reflecting the simultaneous completion phase of a number of older projects and start-up phases of newer projects.

         GROSS MARGIN. Gross margin for the quarter ended July 31, 2000, was $ 3.2 million, or 15.4% of revenues, compared to $2.4 million, or 21.8% of revenues, for the same period of 1999. The decline in gross margin contribution and rate was the result of a lower profit margin for one of the projects in North America.

         North America gross margin was $1.0 million or 8.9% of revenues for the quarter ended July 31, 2000, compared to a profit of $0.9 million, or 23.9% of revenues, for the same period in 1999.The decrease in margin is primarily due to substantial overruns on a New York project in field installation and shop assembly and fabrication, which is caused by significant delays in raw material shipments from an overseas vendor. There can be no assurance that further overruns and other costs still to be incurred will not cause further margin deterioration.

         Pacific-Rim gross margin was $2.1 million, or 23.6% of revenues, for the quarter ended July 31, 2000, compared to $1.5 million, or 20.9% of revenues, for the same period in 1999. This represents an increase in gross margins of 2.7 % over a year ago.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $ 2.6 million for the quarter ended July 31, 2000, compared to $4.5 million for the same quarter of 1999. The decrease in expenses in the quarter ended July 31, 2000 is primarily due to the recognition of nonrecurring reserve in1999 of $2.0 million as a result of the uncertainty in the collectibility of retention receivables and costs in excess of billings on the Empire Towers project located in Thailand. This subject was discussed in more detail in the Form 10Q for the period July 31,1999. Exclusive of the decision to write off the Empire Tower Project assets in 1999, selling, general and administrative expenses increased $0.3 million or 1% in 2000 as compared to the same quarter in 1999. The increase in primarily in support of the growth and research and development activities.

         NORTH AMERICA SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AMOUNTED TO $1.6 MILLION FOR THE QUARTER ENDED JULY 31, 2000 AS COMPARED TO $1.5 MILLION FOR THE SAME PERIOD IN 1999. THE INCREASE IS ATTRIBUTABLE TO THE EXPENSES INCURRED BY THE CORPORATE GROUP WHICH IS PARTIALLY OFFSET BY THE REDUCTION OF CERTAIN NON RECURRING SEVERANCE COSTS WHICH WERE RECOGNIZED IN 1999. INCLUDED IN THE CORPORATE GROUP EXPENSES ARE THE COSTS OF THE RESEARCH AND DEVELOPMENT ACTIVITIES INVOLVING THE IMPLEMENTATION OF A PATENT PENDING WIRELESS ENERGY TRANSMISSION DEVICE AND THE INTEGRATION OF PHOTOVOLTAIC PANELS (BIPV) INTO ITS CURTAIN WALLS.

         Pacific-Rim selling, general and administration expenses in 2000 were $0.9 million compared to $3.0 million for the third quarter in the 1999 period. The decrease in 2000 or compared to 1999 is due to the write off of $2.0 million related to the Empire Towers project in Thailand.

         NET INCOME (LOSS). THE NET INCOME FOR THE QUARTER ENDED JULY 31, 2000 WAS $0.7 MILLION OR $0.13 PER SHARE COMPARED TO A NET LOSS OF $1.8 MILLION OR $0.30 PER SHARE FOR THE SAME QUARTER A YEAR AGO. INCREASE IN 2000 AS COMPARED TO THE SAME QUARTER IN 1999 IS PRIMARILY ATTRIBUTABLE TO THE NONRECURRING WRITE OFF MADE IN CONNECTION WITH THE EMPIRE TOWERS PROJECT IN 1999. THE INCREASE IF PARTIALLY OFFSET BY THE LOWER PROFIT MARGIN OF A CERTAIN PROJECT IN NORTH AMERICA AND RESEARCH AND DEVELOPMENT INCLUDING COSTS ASSOCIATED WITH THE DEVELOPMENT OF PHOTOVOLTAIC PANELS.

         BACKLOG AND BIDS OUTSTANDING. Our backlog totaled $141 million at July 31, 2000, of which $74.3 million was from North America, $45.1 million was from the Pacific-Rim and $21 million was from Europe. Pacific-Rim backlog includes $34 million related to projects in Hong Kong and China and $10.5 million related to projects in the Philippines. Bids outstanding at July 31, 2000 totaled $348 million, of which $143 million was in North America, $188 million in the Pacific Rim and $17 million in Europe.

NINE MONTHS ENDED JULY 31, 2000 COMPARED TO NINE MONTHS ENDED JULY 31, 1999

         REVENUES. Revenues increased by 54.9% or $16.8 million, from $30.6 million in the nine-month period ended July 31, 1999 to $47.4 million in the same period in 2000. The increase is primarily due to increased project activity in North America. Revenues generated by projects in North America increased by 119.4% or $13.1 million from $10.9 million in the nine-month period ended July 31, 1999 to $24.0 million in the same period of 2000. Revenues generated by projects in the Pacific-Rim increased by 19.0% or $3.7 million from $19.7 million, in the nine-month period ended July 31, 1999 to $23.4 million in the same period of 2000.

         GROSS MARGIN. Gross margin increased from $5.9 million in the nine-month period ended July 31, 1999, to $8.8 million in the same period of 2000. The increase in gross margin was the result of the mix of projects in both North America and the Pacific-Rim which was partially offset by the decline in gross margin of the New York Project in the current quarter as indicated in prior discussions.

         Gross profit margin as a percent of revenues decreased to 18.6% in 2000 from 19.1% in the nine-month period ended July 31, 1999. Excluding the Empire Tower impact in 1999, the gross margin in 1999 would have been 22.4% compared to 18.6% in 2000. The decline in the gross margin rate is due to the mix of construction projects underway this year in comparison to those of last year and the impact of cost overruns on the New York Project as discussed earlier.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $7.3 million for the nine-month period ended July 31, 2000 compared to $9.1 million for the same period of 1999. The decrease of $1.8 million in 2000 as compared to the same period in 1999 was the result of the $2 million nonrecurring write off made in 1999 related to the Empire Tower and the increase in expenses in 2000 to support the nine-month growth rate in revenues of 54.9%, research and development in the photovoltaic panels, and the anticipated future growth levels of the business. Exclusive of the Empire Towers write off in 1999, selling, general and administrative expenses as a percent of revenues decreased from 23% in the nine-month period ended July 31, 1999 to 15.3% in 2000.

         FOREIGN CURRENCY EXCHANGE GAINS AND LOSSES. Foreign exchange losses were $0.02 million for the nine-month period ended July 31, 2000 compared to a loss of $0.04 million in 1999. Gains and losses were primarily due to fluctuations in the exchange rate of the Thai baht. To the extent that foreign currencies strengthen or weaken against the U.S. dollar, and the extent to which long-term contracts are denominated in foreign currencies, the Company will continue to experience translation and transaction gains and losses.

         NET INCOME (LOSS). The net income for the nine-month period ended July 31, 2000 was $1.6 million as compared to a net loss of $2.9 million for the same period in 1999. The $1.0 million Empire revenue adjustment in the first quarter of 1999 and the $2 million write off recognized in the third quarter accounted for a substantial portion of the loss recognized in the nine-month period early July 31, 1999. Revenues have increased 54.9% in 2000 as compared to the same periodic in 1999; however, the mix of construction projects this year compared to last year, and the cost overruns as discussed previously, have resulted in lower gross margins as a percentage of revenues.

LIQUIDITY AND CAPITAL RESOURCES

         Management expects that the Company will have sufficient liquidity to meet ordinary future short-term and long-term business needs. Sources of liquidity generally available to the Company include cash from operations, funds available under the Company's credit facilities, and cash and cash equivalents.

         OPERATING ACTIVITIES. $4.3 million in cash was used in operating and research and development activities for the nine-months ended July 31, 2000, compared to usage of $5.5 million for the same period of 1999. Although the net income recognized in the current nine-month period was $1.6 million, the level of cash flows on contracts in process was reduced in both the Pacific-Rim and North America. North America projects typically result in cash in-flows being less than cash outflows until units are installed on the building, which can be as long as twelve months from the beginning of the project. The Company receives substantial cash advances for certain projects located in the Pacific-Rim. A significant use of cash during the 2000 period was attributable to an increase in accounts receivable of $7.0 and an increase in net cost in excess of billings of $2.0 million as a result of increased project activities and the increase in restricted cash deposits. Other uses of cash during the nine-month period included an increase in other current assets of $0.9 million and decrease of other assets of $0.9 million. A source of operating funds was provided by an increase in the accounts payable of $4.5 million and a decrease in note receivable of $2.2 million.

         INVESTING ACTIVITIES. Capital expenditures used $1.5 million of cash during the nine-month period ended July 31, 2000, compared to $1.0 million in the same period of 1999. The capital expenditures in 2000 were primarily due to the Company's effort of consolidating its office and plant facilities into one location in Kingsport, TN. In addition, as authorized by the Board of Directors, the Company used $0.2 million to purchase sixty thousand shares of company stock in open market.

         FINANCING ACTIVITIES. The Company increased short-term borrowing principally through line of credits facilities with certain banks in North America and Hong Kong.

         Effect of exchange rates on cash. Exchange rate fluctuations had an adverse effect of $2.2 million to cash flows during the quarter ended
July 31, 2000, compared to an adverse effect of $1.2 million in 1999.

         GENERAL. The Company attempts to structure payment arrangements with its customers to match costs incurred under projects. To the extent the Company is not able to match costs, it relies on its cash reserves and its credit facility to meet its working capital needs. As of July 31, 2000, the Company had working capital in approximating $19.6 million and a working capital ratio of 1.87 to 1.

    (NEED TO INSERT DESCRIPTION OF CREDIT FACILITIES AND COLLATERAL-SEE 10-K)

The Company believes that it has sufficient liquidity through its present resources and the existence of its bank credit facility to meet its near-term operating needs.

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

- The company's continuous funding of research and development activities in Photovoltaic panels.

Any of these factors could cause the Company's results of operations to fluctuate significantly from period to period, including on a quarterly basis.

         FOREIGN EXCHANGE RISKS. Where possible, the Company generally attempts to mitigate foreign exchange risk by entering into contracts providing for payment in United States dollars instead of the local currency. Nonetheless, local currency must be used to pay for local labor, raw materials or other local country costs of operations. The Company currently has contracts denominated in the Hong Kong dollar, Thai baht , Philippine peso, and Great Britain pound. Future contracts may be denominated in the currency of other countries. The Company maintains cash, short-term debt (based on floating interest rates), accounts receivable, and accounts payable in several currencies. The functional currencies in which those accounts are maintained match the functional currencies of construction contracts in process. Accounts are also maintained in United States dollars in all countries in which the Company operates. The following table shows the July 31, 2000, United States dollar translated balances of selected non-US dollar denominated current accounts by the currency in which they are maintained:


                                                                HONG KONG         THAI    PHILIPPINE
      ($ IN MILLIONS)                                             DOLLARS         BAHT         PESOS
      ----------------------------------------------------- -------------- ------------ -------------
      Cash and restricted cash                                    $   1.7     $    0.2      $    1.3
      Short-term debt                                                 3.5            -           0.3
      Accounts and claim receivable                                   1.5            -           1.9
      Accounts payable and accrued expenses                           3.0            -           1.4
      ===================================================== ============== ============ =============
      US dollar exchange rate at July 31, 2000                    $ 7.799     $ 41.305      $ 44.900


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

         The Company generally attempts to contract to secure compensation for devaluation of local currencies relative to the United States dollar. In these instances, although the Company may incur translation losses, the Company seeks to offset such losses by increases in the amount of local currency payable to the Company under contract so as to approximate the original United States dollar equivalent value of the contract. There can be no assurance that the Company will be successful in negotiating contracts with terms that maintain a United States dollar equivalency. As of July 31, 2000, the Company's backlog of non-US dollar based contracts without contract provisions to ensure United States dollar equivalency totaled approximately $63 million. Exchange rate fluctuations in local currency denominated contracts that do not have a United States dollar equivalency, and in exchange rates in general, could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

         Fluctuating Quarterly Results of Operations. The Company has experienced, and in the future is expected to continue to experience, substantial variations in its results of operations because of a number of factors, many of which are outside the Company's control. In particular, the Company's operating results may vary because of downturns in one or more segments of the building construction industry, changes in economic conditions, the Company's failure to obtain, or delays in awards of, major projects, the cancellation of major projects, changes in construction schedules for major projects or the Company's failure to timely replace projects that have been completed or are nearing completion. Any of these factors could result in the periodic inefficient or underutilization of the Company's resources and could cause the Company's operating results to fluctuate significantly from period to period, including on a quarterly basis.

         Fixed Price Contracts. Of the company's $139 million backlog at July 31, 2000, most consisted of projects being performed on a fixed price basis. In bidding on projects, the Company estimates its costs, including projected increases in costs of labor, material and services. Despite these estimates, costs and gross profit realized on a fixed price contract may vary from estimated amounts because of unforeseen conditions or changes in job conditions, variations in labor and equipment productivity over the terms of contracts, higher than expected increases in labor or material costs and other factors. These variations could have a material adverse effect on the Company's business, financial condition and results of operations for any period.

         Variations in Backlog; Dependence on Large Contracts. The Company's backlog can be significantly affected by the receipt, or loss, of individual contracts. For example, approximately $ __________ million, representing ________% of the company's backlog at July 31, 2000 is attributable to _____ contractors. In the event one or more large contracts were terminated or their scope reduced, the Company's backlog could decrease substantially. The Company's future business and results of operations may be adversely affected if it is unable to replace significant contracts when lost or completed, or if it otherwise fails to maintain a sufficient level of backlog. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations".

         Dependence on Construction Industry. The Company earns virtually all of its revenues in the building construction industry, which is subject to local, regional and national economic cycles. The Company's revenues and cash flows depend to a significant degree on major construction projects. These projects maybe adversely affected by general or specific economic conditions. If construction activity declines significantly in the Company's principal markets, the Company's business, financial condition and results of operations would be adversely affected.

         Capacity Constraints; Dependence on Subcontractors. The Company routinely relies on subcontractors to perform a significant portion of its fabrication, erection and project detailing to fulfill projects that the Company cannot fulfill in-house due to capacity constraints or that are in markets in which the Company has not established a strong local presence. With respect to these projects, the Company's success depends on its ability to retain and successfully manage these subcontractors. Any difficulty in attracting and retaining qualified subcontractors on terms and conditions favorable to the Company could have an adverse effect on the Company's ability to complete these projects in a timely and cost effective manner.

         Union Contractors. The Company currently is a party to a number of collective bargaining agreements with various unions representing some of the company's fabrication and erection employees. These contracts expire or are subject to expiration at various times in the future. The inability of the Company to renew such contracts could result in work stoppages and other labor disturbances, which could disrupt the Company's business and adversely affect the Company's results of operations.

         Revenue Recognition Estimates. The Company recognizes revenues using the percentage of completion accounting method. Under this method, revenues are recognized based on the ratio that costs incurred to date bear to the total estimated costs to complete the project. Estimated losses on contracts are recognized in full when the Company determines that a loss will be incurred. The Company frequently reviews and revises revenues and total cost estimates as work progresses on a contract and as contracts are modified. Accordingly, revenue adjustments based upon the revised completion percentage are reflected in the period that estimates are revised. Although revenue estimates are based upon management assumptions supported by historical experience, these estimates could vary materially from actual results. To the extent percentage of completion adjustments reduce previously reported revenues, the Company would recognize a charge against operating results, which could have a material adverse effect on the Company's results of operations for the applicable period.

         Competition. Many small and various large companies offer fabrication, erection and related services that compete with those provided by the Company. Local and regional companies offer competition in one or more of the Company's geographic markets or product segments. Out of state or international companies may provide competition in any market. The Company competes for every project it obtains. Although the company believes customers consider, among other things, the availability and technical capabilities of equipment and personnel, efficiency, safety record and reputation, price competition usually is the primary factor in determining which qualified contractor is awarded a contract. Competition may result in pressure on pricing and operation margins, and the effects of competitive pressure in the industry could continue indefinitely. Some of the Company's competitors may have greater capital and other resources than the Company and are well established in their respective markets. There can be no assurance that the Company's competitors will not substantially increase their commitment of resources devoted to competing aggressively with the Company or that the Company will be able to compete profitably with its competitors.

         Substantially Liquidity Requirements. The Company's operations require significant amounts of working capital to procure materials for contracts to be performed over relatively long periods, and for purchases and modifications of heavy-duty and specialized fabrication equipment. In addition, the Company's contract arrangements with customers sometimes require the Company to provide payment and performance bonds to partially secure the Company's obligations under its contracts, which may require the Company to incur significant expenditures prior to receipt of payments. Furthermore, the Company's customers often will retain a portion of amounts otherwise payable to the Company during the course of a project as a guarantee of completion of that project. To the extent the Company is unable to receive progress payments in the early stages of a project, the Company's cash flow could be reduced, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         Dependence Upon Key Personnel. The Company's success depends on the continued services of the Company's senior management and key employees as well as the Company's ability to attract additional members to its management team with experience in the steel fabrication and erection industry. The unexpected loss of the services of any of the Company's management of other key personnel, or its inability to attract new management when necessary, could have a material adverse affect upon the Company.

         Governmental Regulation. Many aspects of the Company's operations are subject to governmental regulations in the United States and in other countries in which the Company operates, including regulations relating to occupational health and workplace safety, principally the Occupational Safety and Health Act and regulations thereunder. In addition, the Company is subject to licensure and holds or has applied for licenses in each of the states in the United States in which it operates and in certain local jurisdictions within such states. Although the Company believes that it is in material compliance with applicable laws and permitting requirements, there can be no assurance that it will be able to maintain this status. Further, the Company cannot determine to what extent future operations and earnings of the Company may be affected by new legislation, new regulations or changes in or new interpretations of existing regulations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of July 31,2000 and October 31,1999 the Company had no holdings of commodity-based instruments, long-term debt instruments, forward contracts, futures contracts, firmly committed foreign sales contracts, interest rate swaps, or other items in the nature of derivative financial instruments. The Company does maintain cash, short-term debt(based on floating interest rates),accounts receivable and accounts payable in several currencies.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a.)   Exhibits
                None

         (b.)   Reports on Form 8-K
                None


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of September, 2000.


                                                 FLOUR CITY INTERNATIONAL, INC.


                                                 /s/ EDWARD M. BOYLE, III
                                                 ------------------------------
                                                 Edward M. Boyle, III
                                                 President


                                                 /s/ JOHNSON K. FONG
                                                 ------------------------------
                                                 Johnson K. Fong
                                                 Principal Accounting Officer