Form 10-K
period 2000-10-31
FLOUR CITY INTERNATIONAL INC
filed 2001-02-13
CIK 1049049

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

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000
                                       OR

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

                    1044 FORDTOWN ROAD, KINGSPORT, TN 37663
               (Address of principal executive offices; zip code)

                                 (423) 349-8692
              (Registrant's telephone number, including area code)

          Securities Registered Pursuant To Section 12(b) Of The Act:
                                      None

          Securities Registered Pursuant To Section 12(g) Of The Act:
                        Common Stock, $0.0001 par value
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on January 25, 2001, based on the NASDAQ closing price of $2.875 per share was $4,823,641.

    There were 5,315,278 shares of Common Stock, $0.0001 par value, issued and outstanding at December 31, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement to be filed for its 2000 Annual Meeting of Stockholders are incorporated by reference to Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I

Item 1.   Business....................................................      2
Item 2.   Properties..................................................      7
Item 3.   Legal Proceedings...........................................      7
Item 4.   Submission of Matters to a Vote of Security Holders.........      8
Supplementary Item.  Executive Officers of the Registrant.............      8

PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder
            Matters...................................................      9
Item 6.   Selected Financial Data.....................................     11
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     12
Item 7a.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................     18
Item 8.   Financial Statements and Supplementary Data.................     19
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................     38

PART III

Item 10.  Directors and Executive Officers of the Registrant..........     38
Item 11.  Executive Compensation......................................     39
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................     39
Item 13.  Certain Relationships and Related Transactions..............     39

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................     39
Signatures............................................................     41

                                     PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

    Flour City International, Inc. and its majority owned subsidiaries (the "Company" or the "Registrant") are primarily engaged in the design, engineering, manufacturing, and installation of custom curtainwall systems for the construction industry. The Company was incorporated under the laws of the State of Nevada in 1987. On May 16, 1997, the Company, formerly known as International Forest Industries, Inc. ("IFI"), merged with a company of the same name incorporated under the laws of the State of Nevada on January 16, 1997; the Company was the surviving corporation and adopted the name "Flour City International, Inc." The Company's primary operating units are Flour City Architectural Metals, Inc. ("FCAM"), Flour City Architectural Metals
(Asia) Ltd. ("FCAM Asia") and Flour City Architectural Metals (UK) Ltd., Flour City Architectural Metals Manufacturing Co., Inc. ("FCAMM").

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    For financial information reporting purposes, the Company engages in one industry segment: the design, engineering, manufacturing, and installation of custom curtainwall systems for the construction industry. The Company's operations in geographic areas outside the United States principally include Hong Kong, the Peoples' Republic of China ("PRC"), the Philippines, Thailand and the United Kingdom. See Note 18 "Segment Information" in the Company's consolidated financial statements included in Part II, Item 8 of this report.

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

Citicorp Center, New York                                 United Airlines Terminal at O'Hare Airport, Chicago
JFK Airport Terminal Number One and Four, New York        International Terminal at O'Hare Airport, Chicago
320 Park Avenue (Mutual of America), New York             G.T. International Tower, Manila, Philippines
First Interstate Bank Tower, Los Angeles                  IDS Building, Minneapolis
Rock and Roll Hall of Fame, Cleveland                     RCBC Tower, Manila, Philippines
Key Tower, Cleveland                                      Cathay Pacific Training Centre, Hong Kong
Empire Towers, Bangkok, Thailand                          Trump World Tower, New York
Allied Bank Tower (Fountain Place), Dallas                Dragonair & CNAC Group Building, Hong Kong
DS1-Canary Wharf, London, England                         Ciro's Plaza, Shanghai, PRC

INDUSTRY BACKGROUND

    The term "curtainwall" is used to describe the non-load bearing external walls of modern mid-rise and high-rise buildings, which consist of a combination of glazing, cladding elements and supports to attach the custom curtainwalls to the main building structure. The curtainwall market is composed of standard and custom segments. Standard curtainwall typically consists of stock components that can be manufactured with minimal design and engineered at relatively lower cost and correspondingly lower margins than custom curtainwall. Alternatively, custom curtainwall often includes unique and irregular designs manufactured according to project-specific requirements, typically at higher margins due to the extensive design and engineering work involved.

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

UNITED STATES CURTAINWALL MARKET

    As a specialty part of the commercial real estate construction market, the custom curtainwall segment of the construction industry is driven by several factors. The need for and development of mid-rise, campus style and high-rise buildings, which drives demand for custom curtainwall systems, is influenced by the supply and demand of premium office space as well as industrialization, urbanization, suburbanization and population growth. As with the overall commercial real estate market, the domestic and international markets in which the Company participates are cyclical in nature. The Company believes that decreasing vacancy rates often lead to increased rents, which in turn contributes to increased private sector spending on construction projects, a portion of which will utilize custom curtainwall systems. There has also been a significant rise in the number of private office building projects initiated in the last few years.

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

INTERNATIONAL MARKETS

    SOUTHEAST ASIA. In light of the economic volatility in Southeast Asia, demand for taller, premium office buildings in the region in general remains depressed. However, parts of the region are showing signs of recovery in comparison to prior years. For example, the Company has been asked to bid on or is aware of new projects in the People's Republic of China, Hong Kong, Korea, the Philippines, Taiwan and Thailand. In 1999, the Company was awarded the curtainwall contracts for two projects in Hong Kong and one in Shanghai that amounted to $38.7 million. The Company believes that, as economic conditions in the region improve, the demand for premium office space will result in increased demand for construction of buildings that utilize custom curtainwall. The Company also believes that the PRC, Hong Kong, Taiwan and Thailand should continue to be significant markets and manufacturing base for the Company's products and services in the coming years.

    EUROPE. Historically, non-European curtainwall companies have faired poorly in their efforts to penetrate the European market. However, through its London, United Kingdom sales office that opened in January 1999, the Company was awarded the curtain wall contracts for two projects in London that amounted to $19.0 million during 2000. The Company is actively pursuing opportunities in the United Kingdom market. The Company believes that the United Kingdom market will continue to grow and become a significant market in the coming year.

    For the years ended October 31, 2000, 1999 and 1998, projects located outside the United States accounted for 50%, 66% and 47%, respectively, of total revenues. See "Factors That May Affect Future Results" in Management's Discussion and Analysis of Financial Position and Results of Operations in Item 7 of this report, Note 18 "Segment Information" to the Company's consolidated financial statements included in Part II, Item 8 of this report.

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

MAJOR CUSTOMERS

    The Company operates on several large construction contracts at a time. While the loss of any substantial customer or contract could have a material short-term impact on the Company's business, the Company believes that its diverse operations would minimize the long-term impact of any such loss. During 2000, the Company received ten percent or more of its revenues from the following customers

                                                              PERCENT OF 2000
CUSTOMER                                                         REVENUES
--------                                                      ---------------
Bovis Lend Lease............................................         22%
Highcliff Investment Limited................................         11%
ECW Joint Venture...........................................         10%

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

    The Company encounters competition in the United States and abroad from Benson Industries, Inc., Harmon Ltd., Glassalum, Permasteelisa and other curtainwall contractors. The Company's primary competitors in Asia include Nippon Light Metals Ltd., Permasteelisa Holdings Ltd. The Company regularly faces competitive bids from one or more of these competitors when bidding for custom curtainwall contracts, and some of these competitors have greater financial resources than the Company. Although the level and nature of competition differs between markets and among products, the Company believes that it competes on the basis of cost, the quality of its design and workmanship, and its reputation. The Company expects its markets to remain highly competitive.

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

WORKING CAPITAL PRACTICES

    The Company engages in no unusual practices regarding inventories, receivables or other working capital items. In fiscal year 2000 and 1999, the Company utilized proceeds from its 1998 public offering, bank borrowings and import loans to fund its working capital requirements.

BACKLOG

    As of December 31, 2000, 1999 and 1998, the Company had over $103 million, $125 million and $98 million in project backlog, respectively. Project backlog represents projected remaining revenues on projects awarded, as evidenced by a letter of intent or contract. In accordance with construction industry practices, letters of intent are included in backlog. In addition, due to the long lead times inherent in producing custom curtainwall units, the Company undertakes significant design and development work at the request of project owners and developers prior to the issuance of formal contracts. Letters of intent are, however, subject to cancellation. The typical duration of a project from commencement to completion ranges from 18 to 30 months depending upon the size and complexity of a specific project. At December 31, 2000 and 1999, the Company had outstanding bids on projects with an aggregate contract value of over $333 million and $160 million, respectively. There can be no assurance that the Company will be successful in securing any contracts as a result of these bids, that the projects will be awarded in a timely manner or that the Company will recognize as revenue the amounts reflected as backlog.

EMPLOYEES

    As of December 31, 2000, the Company employed approximately 1,411 people of whom approximately 294 were in North America, 7 in United Kingdom, and 1,110 were in the Pacific Rim. Of the 1,411 employees, approximately 334 were salaried or clerical and 1,077 were involved in either the manufacturing or erection phase of active contracts. Levels of employment vary considerably given the number and timing of active projects particularly during the manufacturing and field erection phase. The Company contracts with union labor for curtainwall erection services in the United States. The Company considers its relations with its employees to be good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    Financial information about foreign and domestic operations and export sales are set forth in Note 18 to the Company's consolidated financial statements included in Part II, Item 8 of this report.

ITEM 2. PROPERTIES

    The Company's facilities as of December 31, 2000, consist of:

                                                                AREA
PRINCIPAL CHARACTER OF PROPERTY            LOCATION         (SQUARE FEET)   HOW HELD
-------------------------------       -------------------   -------------   --------
Office/Manufacturing................  Kingsport, TN             95,000      Leased
Office..............................  Hong Kong, China           9,160      Leased
Manufacturing.......................  Foshan, China             80,000      Leased
Office..............................  Shanghai, China            3,818      Leased
Office..............................  London, England              194      Leased
Office..............................  Bangkok, Thailand          2,876      Leased
Office..............................  Manila, Philippines        2,817      Leased
Manufacturing/Whse..................  Manila, Philippines      110,925      Leased
Office..............................  New York, NY                 132      Leased
Office/Manufacturing................  Zhuhai, China             90,000      Leased
Office..............................  Walnut Creek, CA           1,218      Leased
Office/Manufacturing................  Miami, FL                 59,000      Leased

    During the year, the Company completed the consolidation of its principal offices, design and engineering activities from a formerly leased facility in Johnson City, TN to the new facility in Kingsport, TN.

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

    During the period FCAM was owned and operated by Armco, FCAM and its former parent company E. G. Smith Construction Products, Inc. ("E. G. Smith") operated facilities that allegedly generated hazardous substances. As of December 31, 2000, unresolved actions with respect to environmental litigation are:

    - In 1996, a consent decree was filed with the United States District Court for the Southern District of Ohio, Eastern Division, between the United States Environmental Protection Agency ("EPA") and Armco and FCAM. The consent decree was entered into under provisions of the Resource Conservation and Recovery Act with respect to the E.G. Smith facility located in Cambridge, Ohio. The consent decree requires specific performance and contains provisions for penalties in excess of $100,000 in certain circumstances.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended October 31, 2000.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

    The information made available pursuant to Instruction 3 to Item 401(b) of Regulation S-K is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Commission within 120 days of the Company's October 31, 2000 year end.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    The Company's common stock began trading on The NASDAQ Stock Market (NASDAQ) on May 21, 1998. The Company's stock was traded on the OTC Bulletin Board during the period March 1997 through May 1998. Prior to March 1997, there was no market for the Company's common stock. The table presented in Item 6--Selected Financial Data includes the range of high and low bid quotations per share for the Company's Common Stock for the periods indicated as reported by NASDAQ and the OTC Bulletin Board, where the stock trades under the symbol "FCIN." OTC Bulletin Board market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Information is presented beginning with the date of merger between the Company and IFI. Effective May 21, 1998, the number of shares of the Company's common stock were reduced by a 1 for 7 reverse stock split. As of December 31, 2000, there were 97 holders of record of the Company's common stock.

    The Company paid no dividends during the fiscal years ended October 31, 2000, 1999 and 1998. Future policy with respect to payment of dividends on the Common Stock will be determined by the Board of Directors based upon conditions then existing, including the Company's earnings and financial condition, capital requirements and other relevant factors.

REGISTRATION OF SECURITIES AND USE OF PROCEEDS

    Information as of October 31, 2000, required by Item 701(f) of Regulation S-K is set forth below:

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

    COMMON STOCK--EXPENSES OF ISSUANCE AND USE OF PROCEEDS
(IN THOUSANDS)

AT OCTOBER 31, 2000:
Aggregate offering price of amount sold.....................  $17,144
Expenses of issuance:
  Underwriters discount.....................................    1,286
  SEC registration fee......................................        9
  NASD filing fee...........................................        3
  NASDAQ National Market listing fee........................       67
  Blue sky fees and expenses including legal fees...........       15
  Printing costs............................................      248
  Registrar and Transfer Agent fees.........................        5
  Legal fees and expenses...................................      548
  Underwriters nonaccountable expense allowance.............      257
  Accounting fees and expenses..............................      130
  Miscellaneous.............................................       31
    Total expenses of issuance..............................    2,599
                                                              -------
Net proceeds................................................   14,545
                                                              -------
Use of proceeds:
  Proceeds used for purchase and installation of leasehold
    improvements, machinery and equipment...................    3,516
  Proceeds used for investment in joint ventures............      334
  Proceeds used as collateral for lines of credit...........    7,750
  Proceeds used for working capital.........................    2,945
                                                              -------
Total use of proceeds.......................................  $14,545
                                                              =======

ITEM 6. SELECTED FINANCIAL DATA

(IN THOUSANDS EXCEPT PER SHARE DATA)

    The following table shows summary consolidated financial information for the Company's continuing operations for the fiscal years ended October 31, 2000 through 1996. Certain information is restated to give retroactive effect to the 1997 mergers and recapitalizations between the Company and IFI and FCAM Pacific. The Company's historical financial information includes the Company in its current form since January 1997 and FCAM Pacific only for prior periods. As a result the financial information for the year ended October 31, 1997, includes FCAM for 10 months of the year. See Part I, Item 1 of this report.

                                                                 YEAR ENDED OCTOBER 31
                                                  ----------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE DATA)                2000       1999       1998       1997       1996
------------------------------------              --------   --------   --------   --------   --------
Revenues........................................  $70,258    $44,970    $32,280    $31,875     $6,684
Gross margin....................................   11,438      8,552     11,049     13,845      3,019
Selling, general and administrative expense.....   10,081     10,781      6,783      6,117      1,353
Operating profit (loss).........................    1,736     (1,893)     4,589      7,986      1,666
Other income and (expense)......................      813        345        305       (967)       (97)
Income (loss) before taxes and minority
  interest......................................    2,549     (1,548)     4,894      7,019      1,569
Net income (loss)...............................    2,536     (2,229)     3,973      5,273      1,411
Net income (loss) per share:
  Basic.........................................  $  0.47    $ (0.37)   $  0.82    $  1.33     $ 0.36
  Diluted.......................................  $  0.47    $ (0.37)   $  0.78    $  1.21     $ 0.32
Weighted average shares outstanding:
  Basic.........................................    5,348      6,010      4,847      3,960      3,960
  Diluted.......................................    5,429      6,010      5,065      4,359      4,359
Cash dividends per restated share...............  $    --    $    --    $    --    $  0.03     $ 0.03

                                                                       OCTOBER 31
                                                  ----------------------------------------------------
                                                    2000       1999       1998       1997       1996
                                                  --------   --------   --------   --------   --------
Cash............................................  $ 2,044    $ 9,557    $19,297    $   342     $1,401
Working capital.................................   21,858     19,862     24,927      8,513      1,104
Total assets....................................   56,609     35,909     42,251     21,083      7,571
Long-term debt..................................       --         --         --         --         --
Stockholders' equity............................   23,646     22,056     26,152      7,674      1,661

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The increase in construction activities related to various contracts secured by the Company during fiscal year 1999 and 2000 has contributed to the significant increase in revenues in fiscal year 2000. As the economy grows in North America, the Company has been successful in securing new contracts during fiscal year 2000. However, the slow recovery in the Pacific Rim economies has resulted in fewer projects being planned and awarded, and contributed to a reduction in backlogs in the Company's Pacific Rim operation. During fiscal year 2000, the Company's effort in expanding into Europe has resulted in two contracts being awarded to the Company. In addition to the significant growth in revenues of $25.3 million or 56.2% during fiscal year 2000 as compared to fiscal year 1999, the Company has maintained its backlogs at $110.7 million at the end of fiscal year 2000 as compared to $108.9 million at the end of fiscal year 1999.

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON A SMALL NUMBER OF LARGE CONTRACTS, THE SENSITIVITY OF THE COMPANY'S BUSINESS TO GLOBAL ECONOMIC CONDITIONS, FUTURE TAX RATES, THE COLLECTABILITY OF RECEIVABLES AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE SECTION BELOW ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS" SETS FORTH AND INCORPORATES BY REFERENCE CERTAIN FACTORS THAT COULD CAUSE ACTUAL FINANCIAL RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM THESE STATEMENTS.

RESULTS OF OPERATIONS

YEAR ENDED OCTOBER 31, 2000 COMPARED TO YEAR ENDED OCTOBER 31, 1999

    REVENUES. Revenues in fiscal year 2000 increased by 56.2% or $25.3 million over the previous year's revenue, reaching $70.3 million as compared to $45.0 million in 1999. The Pacific Rim revenues totaled $34.7 million, an increase of $5.1 million or 17.1% from fiscal year 1999. Revenues from North America totaling $35.6 million in the fiscal year 2000, an increase of $20.2 million or 131.9% from fiscal year 1999. Revenues recognized in the Pacific Rim are primarily attributable to the commencement of construction of two projects in Hong Kong and a project in Shanghai, China and the continuation of construction of two projects in the Philippines. The increase in revenues in North America is primarily due to the increase in construction activities for most of the projects in North America.

    GROSS PROFIT: Gross profits totaled $11.4 million, an increase of $2.9 million or 33.7%, in 2000 as compared to gross profits in 1999 of $8.6 million. The gross margin in 2000 was 16.3% of revenues while in 1999 the gross profit margin percentage was 19.0% of revenues. The decline in gross margin was primarily attributable to the project mix that comprised the revenue source in comparison to that of the prior year and reflects increasingly competitive bidding activity on new projects. In addition, one of the projects in North America experienced significant manufacturing and installation cost overruns which were primarily attributable to materials handling problems and delays in shipment caused by one of the major suppliers of the project. The Company has reached a settlement with the supplier whereby the supplier will reimburse the Company for cost overruns incurred by the Company.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses in 2000 of $10.1 million were 14.4% of revenues as compared to $10.8 million or 24.0% of revenues in 1999. Selling, general and administrative expenses were 10.4% and 17.5% of revenues respectively for the Pacific Rim and North America. Selling, general and administrative expenses decreased by $0.7 million from 1999, which represented a decrease of $2.4 million in the Pacific Rim, an increase of $1.4 million in North America and an increase of $0.3 million in Europe over the previous year or a net decrease of 7% from 1999. Approximately $2.0 million of the $2.4 million decrease in selling, general and administrative expenses in the Pacific Rim was attributable to a non-recurring reserve established in 1999 as the result of uncertainties on collection of certain receivables related to the Empire Towers project located in Thailand. The remaining decrease in selling, general administrative expenses for the Pacific Rim is the result of the stabilization of growth in infrastructure and the transfer of certain corporate overhead expenses to the North American corporate group. The increase of $1.4 million in North America is the result of the growth in infrastructure for the corporate group and North American operation. In addition, the increase in selling, general and administrative expenses for Europe is primarily attributable to the operation in the United Kingdom in developing the market in Europe.

    INCOME TAXES: Income tax benefit increased from $0.1 million in the fiscal year 1999 to a tax benefit of $0.4 million in fiscal year 2000. The pretax loss in North America resulted in a tax benefit of $0.8 million while the profit from projects in the Pacific Rim resulted in $0.4 million in tax expense.

    MINORITY INTEREST IN EARNINGS OF CONSOLIDATED SUBSIDIARIES. The minority interest in earnings of consolidated subsidiaries for the fiscal year 2000 was $0.4 million compared to $0.8 million the previous year. The decrease is primarily the result of the decrease in profits recognized on two new projects in the Philippines due to a reduction in construction activities as they approach completion. These projects are part of a joint venture in which the minority partner's interest is 45% of pretax earnings.

    BACKLOG. Backlog at October 31, 2000 was $110.7 million compared to $108.9 million at October 31, 1999. Of the backlog at October 31, 2000, $65.4 million is for projects located in North America, $26.3 million is for projects in Pacific-Rim countries and $19.0 million for projects in United Kingdom.

YEAR ENDED OCTOBER 31, 1999 COMPARED TO YEAR ENDED OCTOBER 31, 1998

    REVENUES. Revenues in fiscal year 1999 increased by 39% or $12.7 million over the previous year revenue reaching $45 million compared to $32.3 million in 1998. The Pacific Rim revenues totaled $29.6 million, an increase, year on year, of $14.5 million or 96% while the revenues in North America totaling $15.4 in the fiscal year 1999, declined $1.8 million or 11%. Two projects in the Philippines accounted for the majority of the Pacific Rim revenue growth while the North America revenues were negatively impacted by project delays. See "Factors That May Affect Future Results" below.

    GROSS PROFIT: Gross profits totaling $8.5 million decreased by $2.5 million or 22.6% in 1999 compared to those in 1998 of $11 million. The gross margins in 1999 were 19% as a percentage of revenues while in 1998 the gross profit margin percentage was 34% of revenues. The decline in gross margin was primarily attributable to the project mix that comprised the revenue source in comparison to that of the prior year as a result of increasingly competitive bidding activity on new projects. In addition, a reduction in the estimated contract revenues and therefore gross margins of $1.0 million dollars was recorded in 1999 when previously agreed to change orders were subsequently rejected by the owner of a project in Thailand that was nearing completion.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling general and administrative expenses in 1999 of $10.8 million were 24% of revenues in comparison to 21% of revenues in 1998, during which time selling general and administrative expenses totaled $6.8 million. Selling, general and administrative expenses were 20% and 23% of revenues respectively for the Pacific Rim and North America. Selling, general and administrative expenses increased by $4 million, $3.7 million in the Pacific Rim and $0.7 in North America, over the previous year or 62% in total. Approximately $2.0 million of the $4 million increase in selling general and administrative expenses represented a reserve that was established as the result of uncertainties that developed in the third quarter in regards to the collectability of primarily $1.6 million of retention receivables and "cost in excess of billings" and $0.4 million in taxes and other costs on the Empire Towers project located in Thailand.

    The remaining increase in selling general and administrative expenses of $2 million representing a 31% increase over the previous year was due to the building of the Company's infrastructure, primarily in the Pacific Rim, in support of the Pacific Rim's revenue growth which was 96% in fiscal 1999.

    INCOME TAXES: Income tax expense decreased from $0.9 million in the fiscal year 1998 to a tax benefit of $0.1 million in fiscal year 1999. The pretax loss in North America resulted in a tax reduction of $1.5 million while the profitability of projects in the Pacific Rim segment, mainly on two Philippine projects, resulted in a $0.5 increase in tax expense

    MINORITY INTEREST IN EARNINGS OF CONSOLIDATED SUBSIDIARIES. The minority interest in earnings of consolidated subsidiaries for the fiscal year 1999 was $0.8 million compared to $0.1 million the previous year. The increase is primarily the result of the profits recognized on two new projects in the Philippines, which accounted for 61% of the revenues in the Pacific Rim in 1999 as compared to 10% of revenues in the previous fiscal year. These projects are part of a joint venture in which the minority partner's interest is 45% of pretax earnings.

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

    INCOME TAXES. The Company's effective income tax rate decreased to 18% in 1998 from 25% in 1997 due to the lower relative proportion of income before taxes attributable to United States operations in 1998 versus 1997. The effective tax rate of operations in the United States is 38%. Generally, United States taxes may be incurred on international sales between the Company's foreign subsidiaries. However, the Company's operations in Hong Kong, Malaysia, and Thailand operate under rules of the Internal Revenue Code, local tax laws, and international tax treaties that results in little or no United States or foreign income taxes. The Company's new joint venture in the Philippines may incur income taxes in the 30% to 35% range. The Company's effective income tax rates may increase in the future as income from operations in Hong Kong, Malaysia, and Thailand account for a smaller portion of consolidated income before taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company manages its liquidity through the allocation of working capital between North American, Pacific-Rim and European operations as needed and through the use of import loans and bank loans that are secured with restricted cash. The Company attempts to structure payment arrangements with its customers to match costs incurred under projects. To the extent the Company is not able to match payments with costs, it relies on its cash reserves and its credit facilities to meet its working capital needs.

    In May of 1998 the Company sold 2.1 million shares of its common stock though an initial public offering resulting in net cash proceeds to the Company of approximately $14.5 million.

    Management expects to increase its credit facilities in order to ensure that the Company will have sufficient liquidity to meet its business needs for the foreseeable future. Sources of liquidity generally available to the Company include cash from operations, cash and cash equivalents, availability under existing credit facilities, and borrowings from other sources. In order to sustain the expected growth of revenues worldwide in the coming years, management anticipates the need for additional working capital and cash to finance the construction projects. Failure to obtain such financing could have a material adverse effect on the Company. Management is currently working with various banks and investment bankers to obtain such financing. The Company may also explore other sources of capital, which could include equity financing.

    OPERATING ACTIVITIES. The Company's operating activities used $14.8 million in cash in 2000 compared to using $8.5 million in 1999. The primary factor causing the decrease in cash flow in 2000 was due to an increase in billed and unbilled accounts receivable as a result of the growth in revenues and an increase in the materials acquired and the fabrication and assembly of finished units for active projects in North America and the Pacific Rim that had not as yet been invoiced.

    The Company's operating activities used $8.5 million in cash in 1999 compared to providing $6.7 million in 1998. The primary factor causing the decrease in cash flow in 1999 was due to a net loss of $2.2 million and an increase in the materials acquired and the fabrication and assembly of finished units for active projects in the Pacific Rim that had not as yet been invoiced.

    INVESTING ACTIVITIES. The Company's capital expenditures totaled $2.0 million in 2000 compared to $1.3 million in 1999. In 2000, the Company invested approximately $1.0 million in the Pacific Rim, primarily in China for plant improvements and equipment. The Company commenced expansion of its fabrication and assembly capacity in Tennessee and invested approximately $1.0 million in leasehold improvements and equipment to that plant in anticipation of increasing revenues in fiscal year 2000 and subsequent years.

    The Company's capital expenditures totaled $1.3 million in 1999 compared to $1.2 million in 1998. In 1999, the Company invested approximately $1.0 in the Pacific Rim (primarily in the Philippines) for plant improvements and equipment in order to accommodate the growth in revenues that resulted from two projects that commenced production activities in early fiscal 1999. The Company also commenced expansion of its fabrication and assembly capacity in Tennessee by leasing a facility and starting leasehold improvements to that plant in anticipation of increasing revenues in fiscal year 2000 from projects awarded in 1999 and the re-commencement of projects that incurred start up delays in 1999.

    The investment in property, plant and equipment in 1998 of $1.2 million is primarily attributable to the commencement of activities in the Philippines and additional engineering offices in Thailand and the Philippines. In 1998, the Company contributed $0.6 million in capital to joint ventures in the Philippines, Mexico and the PRC compared to $0.1 million in 1997. The Company loaned $0.8 million to the developer of a joint venture in the PRC during 1998. The Company collected the entire amount during fiscal year 2000. The Company terminated the joint venture in Mexico to the mutual satisfaction of both parties in late 1999.

    FINANCING ACTIVITIES. In 2000, cash generated by financing activities amounted to $10.0 million. Net bank borrowings provided $10.2 million and the purchase of 60,200 treasury shares used $0.2 million.

    In 1999, cash generated by financing activities amounted to $0.5 million dollars. Net bank borrowings provided $2.0 million and the purchase of 892,000 treasury shares used $1.5 million. Cash generated by financing activities in 1998 increased to $15.0 million from $0.4 million in 1997. The increase was due primarily to the issuance of common stock for $14.5 million.

    On May 28, 1998, the Company completed the registration and issuance of 2,000,000 shares of the Company's $0.0001 par value common stock resulting in net proceeds, after deducting estimated issuance costs of approximately
$13.5 million. On July 9, 1998, the Company's underwriters exercised their over-allotment option with respect to 143,000 shares resulting in net proceeds of approximately $1.0 million. The proceeds of the offering were used to acquire an interest in a fabrication facility in the PRC, capital expenditures at its Tennessee fabrication facility, working capital and general corporate purposes. In addition, increased stockholders' equity resulting from the offering would allow the Company to secure more and larger bonding facilities. Certain portion of the proceeds was used as collateral for lines of credit.

    The Company maintains lines of credit with commercial banks in the United States and Hong Kong totaling $16.0 million. The lines of credit are used to provide letters of credit in connection with the importation of goods, overdraft facilities and short-term financing. The lines of credit established in the United States and Hong Kong are collateralized by $5.5 million and $2.5 million, in certificates of deposit, respectively. The lines of credit collateralized by restricted cash deposits carry no restrictive covenants such as minimum balances or ratios. As of October 31, 2000 and 1999, the Company had approximately $13.5 million and $3.3 million respectively in borrowings under its lines of credit.

RECENTLY ISSUED ACCOUNTING STANDARDS

    A discussion of recently issued accounting standards is presented in
Note 20 to the Company's consolidated financial statements in Item 8 of this report.

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

    - The Company's failure to timely replace projects that have been completed or are nearing completion;

    - Dependence on large projects, the delay or abandonment of which could adversely affect the Company; or

    - The need to ensure access to adequate working capital to support expanded business operations.

    Any of these factors could cause the Company's results of operations to fluctuate significantly from period to period, including on a quarterly basis.

    FOREIGN EXCHANGE RISKS. The Company generally attempts to mitigate foreign exchange risk by entering into contracts providing for payment in United States dollars instead of the local currency wherever possible. Nonetheless, local currency must be used to pay for local labor, raw materials or other local country costs of operations. The Company currently has contracts denominated in the Hong Kong dollar, Thai baht, British pound and Philippine peso. Future contracts may be denominated in the currency of other countries. The Company maintains cash, short-term debt (based on floating interest rates), accounts receivable, and accounts payable in several currencies. The functional currencies in which those accounts are maintained match the functional currencies of construction contracts in process. Accounts are also maintained in United States dollars in all countries in which the Company operates. The following table shows the October 31, 2000, United States dollar translated balances of selected non-US dollar denominated current accounts by the currency in which they are maintained:

                                                HONG KONG
($ IN MILLIONS)                                  DOLLARS    THAI BAHT   BRITISH POUND   PHILIPPINE PESOS
---------------                                 ---------   ---------   -------------   ----------------
Cash and restricted cash......................    $2.01      $   --        $   --            $ 0.12
Short-term debt...............................     4.50          --            --                --
Accounts payable and accrued expenses.........    $4.60      $ 0.06        $ 0.02            $ 1.06
                                                  -----      ------        ------            ------
US dollar exchange rate at October 31, 2000...    7.785      42.660         1.451            48.810

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

    The Company generally attempts to contract to secure compensation for devaluation of local currencies relative to the United States dollar. In these instances, although the Company may incur translation losses, the Company seeks to offset such losses by increases in the amount of local currency payable to the Company under contract so as to approximate the original United States dollar equivalent value of the contract. There can be no assurance that the Company will be successful in negotiating contracts with terms that maintain a United States dollar equivalency. As of October 31, 2000, the Company's backlog of non-US dollar based contracts totaled approximately $45.2 million. Of that amount contract provisions to ensure United States dollar equivalency did not protect approximately $42.0 million. Exchange rate fluctuations in local currency denominated contracts that do not have a United States dollar equivalency, and in exchange rates in general, could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

    POLITICAL UNCERTAINTIES. The Company operates in several countries in Asia. Economic development in countries in which the Company operates may be limited by the imposition of measures intended to control economic conditions and the inadequate development of an infrastructure to support manufacturing and large-scale construction projects. Changes in governmental policies as well as general economic conditions including interest rates or rates of inflation could have a material adverse affect on the Company's financial position, results of operations, and cash flows.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of October 31, 2000, the Company had no material holdings of commodity-based instruments, long-term debt instruments, forward contracts, futures contracts, firmly committed foreign sales contracts, interest rate swaps, currency swaps, or other items in the nature of derivative financial instruments. The Company does maintain cash, short-term debt (based on floating interest rates), accounts receivable, and accounts payable in several currencies. For a discussion of foreign exchange risks, see "Factors That May Affect Future Results" in Management's Discussion and Analysis of Financial Conditions and Results of Operations, in Item 7 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Independent Auditors' Reports...............................     20

Consolidated Balance Sheets.................................     22

Consolidated Statements of Operations.......................     23

Consolidated Statements of Cash Flows.......................     24

Consolidated Statements of Stockholders' Equity.............     25

Notes to the Financial Statements...........................     26

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Flour City International, Inc.

    We have audited the accompanying consolidated balance sheets of Flour City International, Inc. (the "Company") as of October 31, 2000 and 1999, and the consolidated statements of operations, cash flows and stockholders' equity for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, these financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flour City International, Inc. at October 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for years then ended in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

January 15, 2001

San Francisco, California

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Flour City International, Inc.

    We have audited the accompanying consolidated statements of income, cash flows and stockholders' equity of Flour City International, Inc. (the "Company") for the year ended October 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended October 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

December 11, 1998

Nashville, Tennessee

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                  OCTOBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                           ASSETS
Cash and cash equivalents...................................  $ 2,044    $ 9,557
Restricted cash.............................................   10,954      4,134
Accounts receivable, net....................................   15,773      6,345
Notes receivable............................................       --      2,169
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................   18,825      7,125
Tax refund receivable.......................................       22        227
Deferred income taxes.......................................    1,216        616
Other current assets........................................    3,799      2,335
                                                              -------    -------
    Total current assets....................................   52,633     32,508
Plant and equipment, net....................................    3,786      2,547
Other assets................................................      190        854
                                                              -------    -------
    Total assets............................................  $56,609    $35,909
                                                              =======    =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt.............................................  $13,451    $ 3,291
Accounts payable and accrued expenses.......................   12,160      6,843
Billings in excess of costs and estimated earnings on
  uncompleted contracts.....................................    3,488      1,509
Other current liabilities...................................    1,676      1,003
                                                              -------    -------
    Total current liabilities...............................   30,775     12,646
Other liabilities...........................................      327         70
Negative goodwill, net......................................      510        947
                                                              -------    -------
    Total liabilities and deferred credits..................   31,612     13,663
                                                              -------    -------
Commitments and contingencies
Minority interests in equity of consolidated subsidiaries...    1,351        190
Stockholders' equity:
  Preferred stock, par value $0.0001; authorized 5,000
    shares; no shares issued................................       --         --
  Common stock, par value $0.0001; authorized 50,000 shares;
    issued 6,268 shares; outstanding 5,315 and 5,376 shares
    at October 31, 2000 and 1999, respectively..............       --         --
  Additional paid-in-capital................................   14,788     14,788
  Retained earnings.........................................   11,105      8,569
  Less 953 and 892 shares of common stock in treasury, at
    cost....................................................   (1,668)    (1,461)
  Accumulated other comprehensive income....................     (538)       249
  Unearned compensation.....................................      (41)       (89)
                                                              -------    -------
    Total stockholders' equity..............................   23,646     22,056
                                                              -------    -------
      Total liabilities and stockholders' equity............  $56,609    $35,909
                                                              =======    =======

 THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL
                                  STATEMENTS.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED OCTOBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Revenues....................................................  $70,258    $44,970    $32,280
Cost of revenues............................................   58,820     36,418     21,231
                                                              -------    -------    -------
  Gross margin..............................................   11,438      8,552     11,049
Selling, general and administrative expenses................   10,081     10,781      6,783
Amortization, net...........................................     (379)      (336)      (323)
                                                              -------    -------    -------
  Operating profit (loss)...................................    1,736     (1,893)     4,589
Foreign currency transaction gains (losses).................        8       (302)      (380)
Other income (expense), net.................................      805        647        685
                                                              -------    -------    -------
  Income (loss) before income taxes and minority
    interests...............................................    2,549     (1,548)     4,894
Income (taxes) benefit......................................      359        122       (868)
Minority interests in earnings of consolidated
  subsidiaries..............................................     (372)      (803)       (53)
                                                              -------    -------    -------
Net income (loss)...........................................  $ 2,536    $(2,229)   $ 3,973
                                                              =======    =======    =======
Net income (loss) per share:
  Basic.....................................................  $  0.47    $ (0.37)   $  0.82
  Diluted...................................................  $  0.47    $ (0.37)   $  0.78
                                                              =======    =======    =======
Weighted average shares outstanding:
  Basic.....................................................    5,348      6,010      4,847
  Diluted...................................................    5,429      6,010      5,065
                                                              =======    =======    =======

 THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL
                                  STATEMENTS.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  YEAR ENDED OCTOBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $ 2,536    $(2,229)   $ 3,973
  Adjustments:
    Depreciation and amortization...........................      241         (4)      (180)
    Non-cash stock compensation.............................       48         42         55
    Deferred income taxes...................................     (600)      (412)       493
    Loss on abandonment of property.........................       --         52         --
    Income (loss) accruing to minority interests............    1,161        (17)       207
    Equity in (income) loss of joint ventures...............       --         81          4
  Changes in assets and liabilities, net of effects of
    acquisition of business:
    Restricted deposits.....................................   (6,820)      (247)      (841)
    Accounts receivable.....................................   (9,428)     1,779      5,278
    Claims receivable.......................................       --        970       (970)
    Notes receivable........................................    2,169       (774)        --
    Tax refund receivable...................................      205       (227)        --
    Costs, estimated earnings and billings, net.............   (9,721)   (10,845)       146
    Other current assets....................................   (1,464)       (91)    (1,799)
    Other assets............................................      664        246        206
    Accounts payable and accrued expenses...................    5,317      2,724        573
    Other current liabilities...............................      673        518       (330)
    Accounts payable to related parties.....................       --        (79)       (69)
    Other non-current liabilities...........................      257         --         --
                                                              -------    -------    -------
Net cash provided by (used in) operating activities.........  (14,762)    (8,513)     6,746
                                                              -------    -------    -------
Cash Flows--Investing activities:
  Purchase of property, plant and equipment.................   (1,976)    (1,327)    (1,197)
  Investment in joint venture corporations..................       --         --       (601)
  Increase in other accounts and notes receivable...........       --         --       (776)
                                                              -------    -------    -------
Net cash used in investing activities.......................   (1,976)    (1,327)    (2,574)
                                                              -------    -------    -------
Cash Flows--Financing activities:
  Payments on bank borrowings...............................  (39,077)    (8,257)    (1,167)
  Proceeds from bank borrowings.............................   49,237     10,266      1,500
  Issuance of common stock..................................       --         --     14,545
  Purchase of treasury shares...............................     (207)    (1,461)        --
                                                              -------    -------    -------
Net cash provided by financing activities...................    9,953        548     14,878
                                                              -------    -------    -------
Effect of exchange rate changes on cash.....................     (728)      (448)       (95)
                                                              -------    -------    -------
Net increase (decrease) in cash and cash equivalents........   (7,513)    (9,740)    18,955
Cash and cash equivalents, beginning of year................    9,557     19,297        342
                                                              -------    -------    -------
Cash and cash equivalents, end of year......................  $ 2,044    $ 9,557    $19,297
                                                              =======    =======    =======
Supplemental cash flow information:
  Interest paid in cash.....................................  $   498    $    97    $    46
  Income taxes paid in cash.................................  $   409    $   200    $ 1,572
                                                              =======    =======    =======

 THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL
                                   STATEMENTS

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                              SHARES ISSUED
                           -------------------     TREASURY                 ACCUMULATED
                                    ADDITIONAL      SHARES                     OTHER                                  TOTAL
                                     PAID-IN    ---------------  RETAINED  COMPREHENSIVE  COMPREHENSIVE           STOCKHOLDERS'
                            STOCK    CAPITAL    STOCK   AMOUNT   EARNINGS     INCOME      INCOME (LOSS)   OTHER      EQUITY
                           -------  ----------  ------  -------  --------  -------------  -------------  -------  -------------
Balance at November 1,
  1997...................   30,517   $   532        --  $   --   $ 6,825      $  792                     $  (475)    $ 7,674
Net income...............                                          3,973                     $ 3,973                   3,973
Foreign currency
  translation............                                                        (95)            (95)                    (95)
                                                                                             -------
Comprehensive income.....                                                                    $ 3,878
                                                                                             =======
Reverse stock split......  (26,157)       --
Repurchase of shares.....     (235)     (289)                                                                289
Sale of shares...........    2,143    14,545                                                                          14,545
Compensation expense.....                                                                                     55          55
                           -------   -------    ------  -------  -------      ------         -------     -------     -------
Balance at October 31,
  1998...................    6,268    14,788        --      --    10,798         697                        (131)     26,152
Net loss.................                                         (2,229)                    $(2,229)                 (2,229)
Foreign currency
  translation............                                                       (448)           (448)                   (448)
                                                                                             -------
Comprehensive loss.......                                                                    $(3,025)
                                                                                             =======
Treasury shares..........                         (892) (1,461)                                                       (1,461)
Compensation expense.....                                                                                     42          42
                           -------   -------    ------  -------  -------      ------         -------     -------     -------
Balance at October 31,
  1999...................    6,268    14,788      (892) (1,461)    8,569         249                         (89)     22,056
Net income...............                                          2,536                     $ 2,536                   2,536
Foreign currency
  translation............                                                       (787)           (787)                   (787)
                                                                                             -------
Comprehensive income.....                                                                    $ 1,749
                                                                                             =======
Treasury shares..........                          (61)   (207)                                                         (207)
Compensation expense.....                                                                                     48          48
                           -------   -------    ------  -------  -------      ------                     -------     -------
Balance at October 31,
  2000...................    6,268   $14,788      (953) $(1,668) $11,105      $ (538)                    $   (41)    $23,646
                           =======   =======    ======  =======  =======      ======                     =======     =======

 THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL
                                  STATEMENTS.

                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. GENERAL

    Flour City International, Inc. and its majority owned subsidiaries (the "Company") are primarily engaged in the design, engineering, manufacturing, and installation of custom curtain-wall systems for the construction industry. The Company is a successor to another company of the same name incorporated on January 16, 1997, International Forest Industries Inc., a dormant corporation founded in 1987 (IFI). Flour City International, Inc. merged with and into IFI on May 16, 1997. IFI was the surviving corporation and changed its name to Flour City International, Inc. Flour City Architectural Metals, Inc. (FCAM) was purchased from Armco, Inc. in January 1997. The Company acquired Flour City Architectural Metals (Pacific) Ltd. (FCAM Pacific) in January 1997 through a share exchange. The merger between the Company and IFI and the share exchange between the Company and FCAM Pacific have been accounted for as a recapitalization. The acquisition of FCAM has been accounted for as a purchase. See Note 10 "Business Combinations".

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

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to construction and other contracts, litigation, and contingencies, based on current available information. Changes in facts and circumstances may result in revised estimates.

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

REVENUE RECOGNITION

    Construction contracts are accounted for under the percentage of completion method, whereby revenues are recognized as work on a contract progresses based on cost incurred to date as a percent of total estimated costs for the contract. Costs are charged to operations as incurred and include material, labor, subcontractor costs, and construction related overheads. Changes in estimates are recognized in the period in which they are determinable using the cumulative catch-up method of accounting. Claims for delays, incomplete specifications, or similar items are presented to customers from time to time. Such claims involve negotiations and sometimes litigation. Claims and contract change orders are considered in the contract estimate at such time as realization is probable. Anticipated losses on contracts are charged to operations as soon as they are determinable. Revenues of replacement parts are recognized upon shipment. Contracts with governmental articles are based on commercial terms and are not subject to renegotiations.

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

INCOME/(LOSS) PER SHARE

    Income/(loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. A total of 163 potentially dilutive shares for the year ended October 31, 1999 have been excluded from the computation of diluted income (loss) per share as their inclusion would be anti-dilutive.

NOTE 3. RESTRICTED CASH

(IN THOUSANDS)

    Restricted cash includes $8,454 and $634 at October 31, 2000 and 1999, respectively, of deposits guaranteeing the Company's performance on construction contracts plus $2,500 and $3,500, respectively, of cash and certificates of deposit that collateralize the Company's credit facilities. All such cash, deposits and certificates of deposit mature within twelve months of purchase and earn market rates of interest that accrue to the benefit of the Company.

NOTE 4. ACCOUNTS RECEIVABLE

(IN THOUSANDS)

                                                                OCTOBER 31
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Contracts receivable:
  Completed contracts.....................................  $   428    $    95
  Uncompleted contracts...................................   12,800      3,276
  Retained................................................    2,980      4,416
                                                            -------    -------
Accounts receivable.......................................   16,208      7,787
Less: Allowance for doubtful accounts.....................     (435)    (1,442)
                                                            -------    -------
Accounts receivable, net..................................  $15,773    $ 6,345
                                                            =======    =======

    During the year ended October 31, 2000 and 1999 respectively, $1,072 and $124 of accounts receivable related to completed contracts were determined uncollectible and written off against the allowance for doubtful accounts. Also, during 2000 and 1999, the allowance for doubtful accounts was increased by $65 and $1,027 respectively by charging a provision to selling, general and administrative expenses.

NOTE 5. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

(IN THOUSANDS)

                                                              OCTOBER 31
                                                         --------------------
                                                           2000        1999
                                                         ---------   --------
Job to date costs incurred on uncompleted contracts....  $ 110,852   $ 69,588
Job to date estimated earnings recorded on uncompleted
  contracts............................................     29,494     25,351
Less: Job to date billings on uncompleted contracts....   (125,009)   (89,323)
                                                         ---------   --------
                                                         $  15,337   $  5,616
                                                         =========   ========
Included in accompanying consolidated balance sheets
  under the following captions:
  Costs and estimated earnings in excess of billings on
    uncompleted contracts..............................  $  18,825   $  7,125
  Billings in excess of costs and estimated earnings on
    uncompleted contracts..............................     (3,488)    (1,509)
                                                         ---------   --------
                                                         $  15,337   $  5,616
                                                         =========   ========

NOTE 6. PLANT AND EQUIPMENT
(IN THOUSANDS)

                                                                 OCTOBER 31
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
Leasehold improvements.....................................  $   797     $  294
Equipment and vehicles.....................................    3,448      1,785
Furniture and fixtures.....................................      916        684
Construction in progress...................................        9        497
                                                             -------     ------
Plant and equipment at cost................................    5,170      3,260
Less: Accumulated depreciation and amortization............   (1,384)      (713)
                                                             -------     ------
Plant and equipment, net...................................  $ 3,786     $2,547
                                                             =======     ======

    For the years ended October 31, 2000, 1999 and 1998, depreciation expense totaled $678, $282 and $198, respectively.

NOTE 7. OTHER ASSETS
(IN THOUSANDS)

                                                                  OCTOBER 31
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Investment in unconsolidated affiliates.....................    $ --       $595
Receivable from joint ventures..............................     190        249
Other.......................................................      --         10
                                                                ----       ----
  Other assets..............................................    $190       $854
                                                                ====       ====

NOTE 8. SHORT-TERM DEBT
(IN THOUSANDS)

                                                                 OCTOBER 31
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
Credit facilities available................................  $15,969     $4,474
Drawn balance..............................................  $13,451     $3,291
Composite interest rate....................................    10.40%      9.00%

                                                               OCTOBER 31
                                                     ------------------------------
                                                       2000       1999       1998
                                                     --------   --------   --------
For the year ended October 31,
Maximum outstanding................................  $14,404     $3,291     $1,598
Average outstanding................................  $ 6,875     $2,209     $  977
Weighted average interest rate.....................     9.58%     10.58%      7.90%

    Short-term debt consists of the drawn balances of credit facilities collateralized by restricted cash and certificates of deposit. The credit facilities available to the Company consist of revolving lines of credit totaling $5.5 million in the United States that bear interest at LIBOR plus 175 basis points and a $10.5 million combination overdraft and import lines of credit in Hong Kong that bear interest at a certain prime rate plus 200 basis points. The United States lines of credit are collateralized by $5.5 million in certificates of deposit. The Hong Kong lines of credit are collateralized by $2.5 million in certificates of deposit.

NOTE 9. ACCOUNTS PAYABLE
(IN THOUSANDS)

    At October 31, 2000 and 1999, accounts payable included $249 and $290, respectively, of amounts due to subcontractors which have been retained pending completion and customer acceptance of jobs.

NOTE 10. BUSINESS COMBINATIONS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

    On June 4, 1998, the Company formed a joint venture with a subsidiary of Groupo IMSA, S.A. de C.V. for the construction and operation of a curtain-wall manufacturing facility in Monterrey, Mexico. The Company contributed equipment and cash of $284 for a forty-five percent ownership in the joint venture. In October 1999, the Company mutually agreed to terminate the joint venture to the satisfaction of both parties. In return of its investment, the Company received equipment valued at approximately $105 and aluminum extrusion valued at approximately $27 that was delivered in fiscal year 2000.

    On February 1, 2000, the Company disposed of its ownership in its Thailand affiliated subsidiaries, Kaison International, Inc. and Kaison F C Ltd. No significant gain or loss has been recognized as a result of the disposal. The subsidiaries primarily engaged in the construction of the Empire Towers until its completion during 1999 and has been providing engineering and support services to various affiliates. The Company has entered into an agreement with the new owner whereby the Company continues to reimburse the new owner for certain payroll, general and administrative expenses.

NOTE 11. COMMITMENTS AND CONTINGENCIES
(IN THOUSANDS)

LEASES

    The Company has commitments under operating leases for certain equipment and facilities. Rental expenses for 2000, 1999 and 1998 were $976, $767, and $588, respectively. As of October 31, 2000, the minimum future lease payments, including cancellation provisions, to which the Company is obligated, are:

                                                              OCTOBER 31
                                                              ----------
2001........................................................    $  829
2002........................................................       463
2003........................................................       304
2004........................................................       277
2005 and thereafter.........................................        46
                                                                ------
Total minimum lease payments................................    $1,919
                                                                ======

    The Company is party to various legal actions that are common and frequent in the construction industry none of which represent material claims.

CONTRACTS

    The Company has commitments under certain contracts to purchase machinery, and factory and office building in Zhuhai, PRC totaling $1.2 million. As of October 31, 2000, the Company has not taken possession of subject machinery or factory and office facilities.

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

NOTE 12. STOCKHOLDERS' EQUITY

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

    Three employees of the Company, in connection with their employment agreements effective November 1, 1997, were granted an aggregate of 399,714 shares of restricted common stock, including 256,857 shares issued at the time of the IFI merger. Such shares vest annually over a five-year period following the date of grant and have provisions for accelerated vesting if certain earnings targets are met. The fair value of the stock issued at the date of grant has been reflected as unearned compensation and is charged to operations over five years. One employee terminated his employment with the Company during 1998 and one in 1999 and therefore in accordance with their employment agreements, the Company repurchased 127,912 and 119,917 shares at par, respectively; unearned compensation was reduced by $97.

    In September 1999, the Company purchased 892,061 treasury shares at a cost of $1,461. Of the total shares purchased, 692,200 shares were purchased from non-affiliate shareholders and the remaining 199,861 shares represents both vested and unvested shares of a former Company officer. During 2000, the Company purchased 60,200 shares at a cost of $207 from non-affiliate shareholders.

NOTE 13. STOCK OPTIONS AND OTHER LONG-TERM INCENTIVE COMPENSATION AWARDS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

    The 1997 Stock Incentive Plan provides for the granting of stock options and other performance awards to employees and directors of the Company. No options were issued by the Company prior to May 21, 1998. Effective May 21, 1998, the Company's outside directors were granted restricted nonqualified options of 20,000 shares each. The options are priced at $7.56 per share, vest annually over a four-year period beginning one year from the date of grant, and expire ten years from the date of grant. None of these options were exercised, forfeited, or expired during the year ended October 31, 1999 and 20,000 of these options were forfeited during 2000.

    In March 1999, the Company granted restricted nonqualified options of 20,000 shares to a newly elected outside director of the Company at an exercise price of $3.25. Of these options 5,000 are currently exercisable. Also in 1999, three outside directors were granted 5,000 shares each at an exercise price of $2.25 and several key employees, including two executive officers were granted options

NOTE 13. STOCK OPTIONS AND OTHER LONG-TERM INCENTIVE COMPENSATION AWARDS (CONTINUED) totaling 427,000 shares at an exercise price of $2.25. These shares generally vest from two to four years. None of these options are currently exercisable. During 2000, 26,100 of these options were forfeited due to termination of employment.

    In November 1999, the Company granted restricted non-qualified options of 75,000 shares at an exercise price of $2.19 to an executive officer. These shares vest over five years. As of October 31, 2000, 10,000 of these shares are exercisable.

    The following table contains information on stock option activity:

                                                     WEIGHTED                  WEIGHTED
                                                      AVERAGE                   AVERAGE
                                                     EXERCISE                  EXERCISE
                                         OPTIONS     PRICE PER     OPTIONS     PRICE PER
                                       EXERCISABLE     SHARE     OUTSTANDING     SHARE
                                       -----------   ---------   -----------   ---------
Balance at October 31, 1998..........         --       $  --        60,000       $7.56
                                         -------       -----       -------       -----
  Granted (weighted average fair
    value of $1.84)..................                              462,202       $2.29
  Exercised..........................                                   --
  Expired/forfeited..................                                   --
                                         -------       -----       -------       -----
Balance at October 31, 1999..........     15,000       $7.56       522,202       $2.90
                                         -------       -----       -------       -----
  Granted (weighted average fair
    value of $1.61)..................                               75,000       $2.19
  Exercised..........................                                   --
  Expired/forfeited..................                              (51,100)      $4.33
                                         -------       -----       -------       -----
Balance at October 31, 2000..........     35,000       $5.43       546,102       $2.68
                                         -------       -----       -------       -----

    Additional information regarding options outstanding as of October 31, 2000 is as follows:

         OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
--------------------------------------   -----------------------
                            WEIGHTED                   WEIGHTED
                            AVERAGE                     AVERAGE
EXERCISE      OPTIONS      REMAINING      NUMBER OF    EXERCISE
  PRICE       SHARES      CONTRACTUAL      SHARES        PRICE
PER SHARE   OUTSTANDING   LIFE (YEARS)   EXERCISABLE   PER SHARE
---------   -----------   ------------   -----------   ---------
  2.25        486,102            8.8        10,000       2.25
  3.25         20,000            8.4         5,000       3.25
  2.56         40,000            7.5        20,000       7.56
              -------         ------       -------       ----
              546,102            8.6        35,000       5.43
              =======         ======       =======       ====

    The fair value is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.7% in 2000 and 5.5% in 1999, no dividends, expected volatility of 55% in 2000 and 71% in 1999, and expected lives of 10.0 years in 2000 and 1999.

    The Company accounts for its stock-based compensation plans under APB 25--Accounting for Stock Issued to Employees. For stock options granted, the option price is not less than the market value of shares on the date of grant; therefore, no compensation cost has been recognized for stock

NOTE 13. STOCK OPTIONS AND OTHER LONG-TERM INCENTIVE COMPENSATION AWARDS (CONTINUED) options granted. Had compensation costs for these plans been determined under the provisions of SFAS 123--Accounting for Stock-Based Compensation, the Company's net income and diluted earnings (loss) per share for the years ended October 31, 2000 and 1999, would have been reduced to the following pro forma amounts:

                                                  YEAR ENDED OCTOBER 31
                                    -------------------------------------------------
                                             2000                      1999
                                    -----------------------   -----------------------
                                    AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                    -----------   ---------   -----------   ---------
Net income (loss).................     $2,536      $ 2,292      $(2,229)     $(2,465)
Diluted income (loss) per share...     $ 0.47      $  0.42      $ (0.37)     $ (0.41)
                                       ======      =======      =======      =======

NOTE 14. OTHER INCOME

(IN THOUSANDS)

                                                           YEAR ENDED OCTOBER 31
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------   --------   --------
Interest income......................................   $  714     $ 924      $ 666
Interest expense.....................................     (362)      (98)       (59)
Operating results of nonconsolidated affiliates......       --        --        (15)
Management fees......................................      168        --         --
Proceeds from sales of scrap materials...............       59        --         --
Recoveries on bad debts..............................       71        --         --
Others...............................................      155      (179)        93
                                                        ------     -----      -----
Other income.........................................   $  805     $ 647      $ 685
                                                        ======     =====      =====

NOTE 15. INCOME TAXES

(IN THOUSANDS)

    The Company operates in several countries some of which tax only same-country source income and some of which have no income tax. FCAM Pacific was not subject to United States taxation prior to the January 1997 share exchange. Income or (loss) before income taxes and income tax (benefits) by segment regions are:

                                                        YEAR ENDED OCTOBER 31
                                                    ------------------------------
                                                      2000       1999       1998
                                                    --------   --------   --------
North America.....................................  $(2,161)   $(1,095)    $1,980
Pacific Rim.......................................    4,959       (453)     2,914
Europe............................................     (249)        --         --
                                                    -------    -------     ------
  Income (loss) before income taxes...............  $ 2,549    $(1,548)    $4,894
                                                    =======    =======     ======

    The provision (benefit) for income taxes is based on the statutory rates in effect in each country where income is earned plus United States taxation on certain foreign source income and deferred tax items. The (benefit) provision for income taxes consist of:

                                                             YEAR ENDED OCTOBER 31
                                                         ------------------------------
(IN THOUSANDS)                                             2000       1999       1998
--------------                                           --------   --------   --------
North America..........................................   $(222)     $(399)      $259
Pacific Rim............................................     463        689        116
                                                          -----      -----       ----
Provision for income taxes--current....................     241        290        375
Deferred--North America................................    (600)      (412)       493
                                                          -----      -----       ----
  Provision (benefit) for income taxes.................   $(359)     $(122)      $868
                                                          =====      =====       ====

    Deferred income taxes are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Aggregate deferred income tax amounts are:

                                                                 YEAR ENDED
                                                                 OCTOBER 31
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
Net operating loss carryforwards in Asia...................   $   --    $ 1,020
Net operating loss carryforwards in the United States......    1,112        512
Allowance for doubtful accounts............................       86         86
Other......................................................       18         18
Valuation allowance in Asia................................       --     (1,020)
                                                              ------    -------
  Net deferred tax assets..................................   $1,216    $   616
                                                              ======    =======

    A valuation allowance has been established for deferred tax assets related to net operating loss carry forwards in Asia.

    The follow is a reconciliation between the United States federal statutory rate and the effective income tax rate.

                                                             YEAR ENDED OCTOBER 31
                                                     --------------------------------------
                                                       2000           1999           1998
                                                     --------       --------       --------
Statutory United States federal income tax rate        34.0%         (34.0)%         34.0%
Increase (reduction) in rate Resulting from:
  Valuation allowance of net operating loss carry
    forward in Asia................................      --           77.6%            --
  Profits of foreign subsidiaries taxed at less
    than the statutory rate........................   (36.8)%        (23.4)%        (16.4)%
  United States state income taxes.................      --             --            1.2%
  Negative goodwill amortization...................   (17.1)%        (28.2)%         (3.0)%
  Tax refunds......................................     6.7%            --             --
  Other............................................    (0.9)%          0.1%           1.9%
                                                      -----          -----          -----
Effective income tax rate..........................   (14.1)%         (7.9)%         17.7%
                                                      =====          =====          =====

    The company has a federal net operating loss carry forward in the United States of approximately $1.5 million expiring through 2014.

NOTE 16. EARNINGS PER SHARE

(IN THOUSANDS EXCEPT SHARE INFORMATION)

    The acquisitions of FCAM Pacific by FCI and FCI by IFI described in Notes 1 and 13 have both been accounted for as recapitalizations. Accordingly, no value has been attributed to the shares issued and they are treated as being outstanding for all periods presented for purposes of computing earnings per share.

                                                             YEAR ENDED OCTOBER 31
                                                         ------------------------------
                                                           2000       1998       1998
                                                         --------   --------   --------
Shares after recapitalizations.........................   3,960      3,960      3,960
Weighted average effect of:
  Employee grants vested...............................     165         88         54
  Repurchased shares...................................    (920)      (181)      (107)
  Issuance of shares...................................   2,143      2,143        940
                                                          -----      -----      -----
    Weighted average basic shares......................   5,348      6,010      4,847
Dilutive effect of nonvested employee stock grants.....     114         --        218
                                                          -----      -----      -----
    Weighted average diluted shares....................   5,429      6,010      5,065
                                                          =====      =====      =====

NOTE 17. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

    The Company's operations are concerned with a small number of large dollar amount of construction contracts. Because of the nature of the construction projects in which the Company participates, the Company often operates as a subcontractor to a small number of large international general contractors. Therefore the Company often is in situations where its operations are concentrated with a few customers. Details of customers accounting for 10% or more of total revenues and accounts receivable are presented below:

                                                                      OCTOBER 31,
                                                             ------------------------------
                                                               2000       1999       1998
                                                             --------   --------   --------
REVENUES:
  Customer A...............................................     22%        12%        --
  Customer B...............................................     11%         1%        --
  Customer C...............................................     10%        14%        --
  Customer D...............................................      8%        25%        --
  Customer E...............................................      8%         7%        15%
  Customer F...............................................      7%        14%        --
  Customer G...............................................     --          4%        34%
  Customer H...............................................     --         --         18%
ACCOUNTS RECEIVABLE:
  Customer A...............................................     22%        24%        --
  Customer B...............................................      1%         3%        --
  Customer C...............................................     11%         4%        --
  Customer D...............................................      8%        13%        --
  Customer E...............................................      7%         6%         4%
  Customer F...............................................      3%        16%        --
  Customer G...............................................     --          3%        31%
  Customer H...............................................     --         --         23%

NOTE 18. SEGMENT INFORMATION

(IN THOUSANDS)

    The Company operates in one industry segment, the design, engineering, manufacturing and installation of custom curtain-wall systems for the construction industry. The Company's systems are sold through long-term construction contracts to general contractors and owners of high-rise and special purpose buildings. The Company operates in several countries including the United States, United Kingdom, Hong Kong, Thailand, Malaysia, Peoples' Republic of China, and the Philippines. Geographic financial information is:

                                           NORTH     PACIFIC
                                          AMERICA      RIM       EUROPE     TOTAL
                                          --------   --------   --------   --------
Fiscal year 2000:
Net revenues--external customers........  $35,564    $34,694    $    --    $70,258
Income (loss) before income taxes and
  minority interest.....................   (2,161)     4,959       (249)     2,549
Interest income (expense)...............      356        (53)        --        303
Identifiable assets.....................   25,613     30,375        621     56,609
Depreciation and amortization expense...     (128)       369         --        241
Income tax expense (benefit)............     (822)       463         --       (359)
Net income (loss).......................   (1,339)     4,124       (249)     2,536

Fiscal year 1999:
Net revenues--external customers........  $15,337    $29,633               $44,970
Loss before income taxes and minority
  interest..............................   (1,095)      (292)      (161)    (1,548)
Interest income.........................      631        195                   826
Identifiable assets.....................   19,108     16,201                35,309
Depreciation and amortization expense...     (205)       201                    (4)
Income tax expense (benefit)............     (811)       689                  (122)
Net (loss)..............................     (284)    (1,945)               (2,229)

Fiscal year 1998:
Net revenues--external customers........  $17,191    $15,089               $32,280
Income before income taxes and minority
  interest..............................    1,830      3,064                 4,894
Interest income.........................      328        279                   607
Identifiable assets.....................   24,902     17,349                42,251
Depreciation and amortization expense...     (277)        97                  (180)
Income tax expense......................      752        116                   868
Net income..............................    1,135      2,838                 3,973

NOTE 19. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 20. RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIESwhich defines derivatives, requires that all derivatives be carried at fair value and provides for hedge accounting when certain conditions are met. SFAS No. 133, as amended by SFAS No. 137, is effective for the Company in fiscal 2002. Although the Company has not fully assessed the implication of SFAS No. 133 as amended, the Company does not believe that the adoption of this statement will have a material effect on financial conditions or results of operations.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements"
(SAB 101). SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of the provisions of SAB 101 is not expected to have a material effect on the Company's consolidated operating results, statement of financial position or cash flows. SAB 101 is required to be adopted by the Company no later than the fourth quarter of 2001.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Commission within 120 days of the Company's October 31, 2000 year end.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Commission within 120 days of the Company's October 31, 2000 year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Commission within 120 days of the Company's October 31, 2000 year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Commission within 120 days of the Company's October 31, 2000 year end.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Listing of Documents

    (1) FINANCIAL STATEMENTS. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at October 31, 2000 and 1999, and for the years ended October 31, 2000, 1999 and 1998, consist of the following:

          Consolidated Balance Sheets

          Consolidated Statements of Income

          Consolidated Statements of Cash Flows

          Consolidated Statements of Stockholders' Equity

          Notes To The Consolidated Financial Statements

    (2) FINANCIAL STATEMENT SCHEDULES.

           (i) Financial Statement Schedule of the Company appended hereto, as required for the years ended October 31, 1999 and 1998 consist of the following: II. Valuation and Qualifying Accounts

    (3) EXHIBITS:

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
         3.1            Amended and Restated Articles of Incorporation of Flour City
                        International, Inc.(1)
         3.2            Articles of Merger of International Forest Industries, Inc.,
                        and Flour City International, Inc.(1)
         3.3            By-laws of Flour City International, Inc.(1)
         4.1            Underwriter's Warrant(1)

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
         4.2            Form of Lock-Up Agreement(1)
        10.1            Stock Purchase Agreement between Flour City International,
                        Inc., Armco, Inc., and Flour City Architectural Metals,
                        Inc., dated as of January 1, 1997(1)
        10.2            Agreement and Plan of Merger by and among Flour City
                        International, Inc. and International Forest Industries,
                        Inc., dated as of April 4, 1997(1)
        10.3            Flour City International, Inc. 1997 Stock Incentive Plan and
                        Form of Nonqualified Stock Option Agreement(1)
        10.4            Form of Indemnification Agreement(1)
        10.5            Employment Agreement by and between Flour City
                        International, Inc. and Johnson K. Fong dated November 1,
                        2000
        10.6            Employment Agreement by and between Flour City Architectural
                        Metals (Asia) Limited and John W. Y. Tang dated December 15,
                        1997(1)
        10.7            Employment Agreement by and between Flour City Architectural
                        Metals, Inc. and Roger Ulbricht dated January 16, 1997(1)
        10.8            Shareholder Agreement by and between IMSALUM S.A. de C.V., and Flour City Architectural Metals dated as of January 8,
                        1998(1)
        10.9            Sub-Lease Agreement between Flour City Architectural Metals,
                        Inc. and STS Corporation dated November 13, 1999.
        10.10           Lease Agreement between Flour City Architectural Metals,
                        Inc. and ARECO L.P. dated as of August 27, 1999.
        21              Subsidiaries of the Registrant

------------------------

    (1) Incorporated herein by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 dated May 21, 1998, Commission Registration Number 333-43793.

(b) Reports on Form 8-K:

    The Company filed Form 8-K on April 30, 1999 pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 addressing "Changes in Registrant's Certifying Accountants."

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       FLOUR CITY INTERNATIONAL, INC.

                                                       By:             /s/ JOHNSON K. FONG
                                                            -----------------------------------------
                                                                         Johnson K. Fong
                                                                     CHIEF FINANCIAL OFFICER
January 28, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                   /s/ JOHN W. TANG
By:       ---------------------------------       Chairman and Secretary        Date: January 28, 2001
                   John W. Y. Tang                  Chief Executive Officer

               /s/ EDWARD M. BOYLE III
By:       ---------------------------------       President                     Date: January 28, 2001
                 Edward M. Boyle III

                 /s/ JOHNSON K. FONG              Chief Financial Officer
By:       ---------------------------------         Executive Vice President    Date: January 28, 2001
                   Johnson K. Fong                  and Director

               /s/ EUGENE M. ARMSTRONG
By:       ---------------------------------       Director                      Date: January 28, 2001
                 Eugene M. Armstrong

                  /s/ PAUL D. LYNAM
By:       ---------------------------------       Director                      Date: January 28, 2001
                    Paul D. Lynam

                    /s/ MABEL CHAN
By:       ---------------------------------       Director                      Date: January 28, 2001
                      Mabel Chan

                         FLOUR CITY INTERNATIONAL, INC.
                         FINANCIAL STATEMENT SCHEDULES
                     PURSUANT TO ITEM 14(a)(2) OF FORM 10-K

II.   Valuation and Qualifying Accounts...........................     43
III.  Independent Auditors' Report On Supplemental Schedules......     44

                         FLOUR CITY INTERNATIONAL, INC.
                     II. VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                 COLUMN A                      COLUMN B       COLUMN C--ADDITIONS      COLUMN D       COLUMN E
                 --------                    ------------   -----------------------   ----------     ----------
                                                                (1)          (2)
                                              BALANCE AT      CHARGED      CHARGED                   BALANCE AT
                                             BEGINNING OF   TO COSTS AND   TO OTHER                    END OF
DESCRIPTION                                     PERIOD        EXPENSES     ACCOUNTS   DEDUCTIONS       PERIOD
-----------                                  ------------   ------------   --------   ----------     ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended October 31, 2000................     $1,442         $  65       $    (56)    $(1,016)(a)    $  435
Year ended October 31, 1999................        539         1,027             --        (124)(a)     1,442
Year ended October 31, 1998................      1,153           331             --        (945)          539
DEFERRED TAX ASSET VALUATION ACCOUNT
Year ended October 31, 2000................     $  616         $ 600       $            $              $1,216
Year ended October 31, 1999................         85           616             --         (85)(b)       616
Year ended October 31, 1998................         53            32             --          --            85

------------------------

NOTES:

(a) During 2000, and 1999, $1,016 and $124, respectively, of accounts receivable were determined uncollectible and were written off to the allowance for doubtful accounts. See Note 4 to the Consolidated Financial Statements.

(b) The deferred tax asset valuation account is increased and decreased by adjustments to the current year provision for income taxes. See Note 18 to the Consolidated Financial Statements.

             INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULES

To the Shareholders and Board of Directors of Flour City International, Inc.
Kingsport, TN

    Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements as of and for the years ended October 31, 2000 and 1999 taken as a whole. The supplemental schedule listed in the table of contents is presented for the purpose of additional analysis and is not a required part of the basic consolidated financial statements. The schedule is the responsibility of the Company's management. Such schedule was subjected to the auditing procedures applied in our audits of the basic consolidated financial statements as of and for the years ended October 31, 2000 and 1999 and, in our opinion, is fairly stated in all material respects when considered in relation to the basic consolidated financial statements taken as a whole.

GRANT THORNTON LLP

January 15, 2001

San Francisco, California

             INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULES

To the Shareholders and Board of Directors of Flour City International, Inc.
Johnson City, TN

    Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as whole as of and for the year ended October 31, 1998. The supplemental schedule listed in the table of contents is presented for the purpose of additional analysis and is not a required part of the basic consolidated financial statements. The schedule is the responsibility of the Company's management. Such schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements as of and for the year ended October 31, 1998 and, in our opinion, is fairly stated in all material respects when considered in relation to the basic consolidated financial statements taken as a whole.

DELOITTE & TOUCHE LLP

December 11, 1998

Nashville, Tennessee