Form 10-Q
period 2001-01-31
FLOUR CITY INTERNATIONAL INC
filed 2001-03-19
CIK 1049049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004



                                    FORM 10-Q

     (Mark One)

          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE --- SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE --- SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___



                         Commission file number 0-23789



                         FLOUR CITY INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                  NEVADA                           62-170915
           -----------------------      -------------------------------
          (State of Incorporation)    (I.R.S. Employer Identification No.)

                     1044 FORDTOWN ROAD KINGSPORT, TN 37663
               --------------------------------------------------
               (Address of principal executive offices, zip code)

                                 (423) 349-8692
      ---------------------------------------------------------------------
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


    There were 5,315,278 shares of common stock outstanding at March 15, 2001.

                       FLOUR CITY INTERNATIONAL, INC. INDEX
--------------------------------------------------------------------------------


                                                                                                       PAGE NO.

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Income                                             3

                  Condensed Consolidated Balance Sheets                                                   4

                  Condensed Consolidated Statements of Cash Flows                                         5

                  Notes to the Condensed Consolidated Financial Statements                                6-8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                                                               9-11

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk                               12

PART II.  OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds                                               13

         Item 6.  Exhibits and Reports on Form 8-K                                                        14

SIGNATURES                                                                                                14

EXHIBITS                                                                                                  15

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         FLOUR CITY INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)
                                   (unaudited)

          THREE MONTHS ENDED JANUARY  31,                                               2001          2000
          ----------------------------------------------------------------------------------------------------
          Revenues                                                                    $ 20,420      $  12,897

          Cost of revenues                                                              16,398         10,554
          ----------------------------------------------------------------------------------------------------

           Gross margin                                                                  4,022          2,343

          Selling, general and administrative expenses                                   2,922          2,377
          Amortization of negative goodwill                                               (109)          (109)
          ----------------------------------------------------------------------------------------------------
             Operating profit                                                            1,209             75
          Foreign currency transaction gains                                               100              6
          Other income and expenses, net                                                    39            201
          ----------------------------------------------------------------------------------------------------
             Income before income taxes and minority interests                           1,348            282
          Income (taxes) benefit                                                          (325)            55
          Minority interests in earnings of consolidated subsidiaries                      (32)          (162)
          ----------------------------------------------------------------------------------------------------
             Net income                                                               $   991       $     175
          ====================================================================================================

          Net income per share:
             Basic                                                                    $   0.19      $    0.03
             Diluted                                                                  $   0.18      $    0.03
          ====================================================================================================
          Weighted average shares outstanding:
             Basic                                                                       5,348          5,376
             Diluted                                                                     5,429          5,379
          ====================================================================================================


            See Notes to Condensed Consolidated Financial Statements

                         FLOUR CITY INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands except per share data)

                                                                             JANUARY 31
                                                                                2001                 OCTOBER 31
                                                                            (UNAUDITED)                 2000
----------------------------------------------------------------------------------------------------------------
                              ASSETS
Cash and cash equivalents                                                         $  1,293          $     2,044
Restricted cash                                                                     11,019               10,954
Accounts receivable, net                                                            13,404               15,773
Costs and estimated earnings in excess
    of billings on uncompleted contracts                                            18,044               18,825
Tax refund receivable                                                                    -                   22
Deferred income taxes                                                                1,096                1,216
Other current assets                                                                 3,698                3,799
----------------------------------------------------------------------------------------------------------------
   Total current assets                                                             48,554               52,633
Plant and equipment, net                                                             3,650                3,786
Other assets                                                                         4,440                  190
----------------------------------------------------------------------------------------------------------------
   Total assets                                                                   $ 56,644           $   56,609
================================================================================================================

               LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term debt                                                                   $ 15,813           $   13,451
Accounts payable and accrued expenses                                               11,002               12,160
Billings in excess of costs and estimated
  earnings on uncompleted contracts                                                  1,600                3,488
Other current liabilities                                                            1,287                1,676
----------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                        29,702               30,775
Other liabilities                                                                      602                  327
Negative goodwill, net                                                                 401                  510
----------------------------------------------------------------------------------------------------------------
   Total liabilities and deferred credits                                           30,705               31,612
----------------------------------------------------------------------------------------------------------------
Commitments
Minority interests in equity of consolidated subsidiaries                            1,276                1,351
Stockholders' equity:
   Preferred stock, par value $0.0001; authorized
      5,000 shares; no shares issued                                                     -                    -
   Common stock, par value $0.0001; authorized
      50,000 shares; issued 6,268 shares; outstanding
      5,315 shares                                                                       -                    -
   Additional paid-in-capital                                                       14,788               14,788
   Retained earnings                                                                12,096               11,105
   Less 953 shares of common stock in treasury, at cost                             (1,668)              (1,668)
   Accumulated other comprehensive loss                                               (522)                (538)
   Unearned compensation                                                               (31)                 (41)
----------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                    24,663               23,646
----------------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity                              $ 56,644            $  56,609
================================================================================================================

            See Notes to Condensed Consolidated Financial Statements

                         FLOUR CITY INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                      THREE MONTHS ENDED JANUARY 31,
----------------------------------------------------------------------------------------------------
(in thousands)                                                           2001                2000
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                            $   991          $     175
  Adjustments:
    Depreciation and amortization                                            81                 37
    Non-cash stock compensation                                              10                 17
    Deferred income taxes                                                   120                  -
    Income (loss) accruing to minority interest                             (75)               979
  Changes in assets and liabilities:
    Restricted deposits                                                     (65)              (116)
    Accounts receivable                                                   2,369               (963)
    Tax refund receivable                                                    22                  -
    Costs and estimated earnings in excess of billings
         on uncompleted contracts, net                                   (1,107)              (129)
    Other current assets                                                    101                295
    Other assets                                                         (4,250)              (326)
    Accounts payable and accrued expenses                                (1,158)                43
    Other current liabilities                                              (389)              (590)
    Other non-current liabilities                                           275                  -
----------------------------------------------------------------------------------------------------
Net cash used in operating activities                                    (3,075)              (578)
----------------------------------------------------------------------------------------------------
Cash Flows -  Investing activities:
  Purchase of property, plant and equipment                                 (61)              (464)
----------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (61)              (464)
----------------------------------------------------------------------------------------------------

Cash Flows -  Financing activities:
  Proceeds from bank borrowings                                          12,733                  -
  Payments on bank borrowing                                            (10,371)              (835)
----------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                       2,362               (835)
----------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                      23                662
----------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                  (751)            (1,215)
Cash and cash equivalents, beginning of year                              2,044              9,557
----------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                              $   1,293          $   8,342
====================================================================================================

Supplemental cash flow information:
  Interest paid in cash                                               $     228          $      29
  Income taxes paid in cash                                           $      42          $      68

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

         When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules, and notes, included in the Company's Annual Report on Form 10-K for the year ended October 31, 2000.

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

2.  SIGNIFICANT ACCOUNTING PRINCIPLES

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES which defines derivatives, requires that all derivatives be carried at fair value and provides for hedge accounting when certain conditions are met. SFAS No. 133, as amended by SFAS No. 137, is effective for the Company in fiscal 2002. Although the Company has not fully assessed the implication of SFAS No. 133 as amended, the Company does not believe that the adoption of this statement will have a material effect on its financial condition or results of operations.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of the provision of SAB 101 is not expected to have a material effect on the Company's consolidated operating results, statement of financial position or cash flows. SAB 101 is required to be adopted by the Company no later than the fourth quarter of 2001.

3.  ACCOUNTS RECEIVABLE, NET
(in thousands)

         Accounts receivable are net of allowance for doubtful accounts of $435 at January 31, 2001, and October 31, 2000, respectively. In accordance with the terms of long-term contracts, customers withhold certain percentages of billings until completion and acceptance of performance under the contracts. Final payments of all such amounts withheld which might not be received within a one-year period from January 31, 2001 and October 31, 2000, are $7,478 and $7,142, respectively. In conformity with trade practice, however, the full amount of accounts receivable has been included in current
assets.          .

4.  OTHER INCOME (EXPENSE), NET
(in thousands)

THREE MONTHS ENDED JANUARY 31,                   2001           2000
---------------------------------------------------------------------------
Interest income                                    $  183         $   163
Interest expense                                     (227)            (56)
Other                                                  83              94
---------------------------------------------------------------------------
   Other income and expenses, net                  $   39         $   201
===========================================================================


5.  SEGMENT INFORMATION

         The Company is engaged in one industry segment: designing, engineering, manufacturing, and installation of custom curtainwall systems for the construction industry. The Company's systems are sold through long-term construction contracts to general contractors and owners of high-rise and special purpose buildings. The Company manages its business in three segments based on geographical location: North America, Pacific Rim and Europe. The accounting policies for each segment are the same as for the consolidated Company. Intersegment revenues consist of design and engineering performed by one segment for another. In consolidation, such intersegment revenues are eliminated against the receiving segment's cost of revenues. Segment profit or loss includes all items that comprise net income for the respective segments. Geographic financial information follows:


SEGMENT REVENUES AND PROFIT
(in thousands)

THREE MONTHS ENDED JANUARY 31,                                    2001            2000
---------------------------------------------------------------------------------------------
Revenues
   Revenues from external customers
      North America                                               $  10,581         $  4,470
      Pacific Rim                                                     8,014            8,427
      Europe                                                          1,825                -
---------------------------------------------------------------------------------------------
   Consolidated revenues                                          $  20,420         $ 12,897
=============================================================================================
Profit or (loss)
   North America                                                  $     731         $   (200)
   Pacific Rim                                                          393              629
   Europe                                                               227                -
---------------------------------------------------------------------------------------------
   Profit for reportable segment                                      1,351              429
---------------------------------------------------------------------------------------------
Unallocated corporate income and expenses, net                         (360)            (254)
---------------------------------------------------------------------------------------------
Consolidated Net Income                                           $     991         $    175
=============================================================================================


Segment assets are the total assets of the segments. Unallocated corporate assets consist primarily of cash and certificates of deposit.

SEGMENT ASSETS
(in thousands)
AT JANUARY 31 AND OCTOBER 31,                                     2001            2000
---------------------------------------------------------------------------------------------
Assets
   North America                                                  $  16,793          $17,074
   Pacific                                                           29,725           30,375
   Europe                                                             1,339              621
---------------------------------------------------------------------------------------------
Total assets for reportable segments                                 47,857           48,070
Unallocated corporate assets
    Cash and cash equivalents                                         7,750            7,750
    Other assets                                                      1,037              789
---------------------------------------------------------------------------------------------
Consolidated total assets                                         $  56,644       $   56,609
=============================================================================================


6.  COMPREHENSIVE INCOME
(in thousands)

         Comprehensive income for the Company is comprised of the change in foreign currency translation adjustments. The foreign currency translation adjustment occurs as a result of translating the financial statements of the Company's foreign operations into United States Dollars. Since the Company's operations that give rise to the foreign currency translation adjustment are located primarily in countries that have little or no income tax, and whose accumulated earnings are not expected to be repatriated, no tax adjustment has been applied to the change in the foreign currency translation adjustment. Comprehensive income is as follows:

THREE MONTHS ENDED JANUARY 31,                                       2001            2000
---------------------------------------------------------------------------------------------
Net Income                                                         $    991          $   175
Foreign currency translation                                             23              662
---------------------------------------------------------------------------------------------
Total comprehensive income                                         $  1,014          $   837
=============================================================================================



7.  CONTINGENCIES

         The Company is party to various legal actions that are common and frequent in the construction industry none of which represent material claims.

         Prior to the Company's purchase in January 1997 of FCAM from Armco, FCAM operated facilities that allegedly generated hazardous substances. FCAM has been named as a potentially responsible party (PRP) in relation to several sites for actions that allegedly occurred prior to the Company's purchase of FCAM. Pursuant to the terms of the Armco sale, Armco agreed to defend, indemnify and hold harmless the Company in connection with certain lawsuits, including environmental claims associated with any property owned by FCAM at or before the date of sale. Any and all cleanup responsibility and litigation with respect to such environmental claims has been assumed by Armco pursuant to the sale agreement. The Company believes that to the extent FCAM incurs any loss or liability in connection with any such actions, it will be fully compensated by Armco. In the opinion of management, any ultimate liability with respect to these actions will not have a material impact on the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Flour City International, Inc. and its majority owned subsidiaries (the "Company" or the "Registrant") is primarily engaged in the design, engineering, manufacturing, and installation of custom curtainwall systems for the construction industry with operations primarily in the United States, Asia and Europe. The Company's primary operating units are Flour City Architectural Metals, Inc. ("FCAM"), Flour City Architectural Metals (Asia) Ltd. ("FCAM Asia") and Flour City Arlo Corporation (FC-Arlo, a consolidated joint venture formed in May 1998 in which the Company has a 55% ownership) and Flour City Architectural Metals (UK) Ltd.

         The Company works closely with architects, general contractors and owners/developers in the development and construction of highly recognizable mid-rise and high-rise office buildings, public-use buildings such as courthouses and airport terminals and other well-known landmark buildings and uniquely designed structures.


-------------------------------------------------------------------------------
         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS: THE DEPENDENCE OF THE COMPANY ON A SMALL NUMBER OF LARGE CONTRACTS; THE SENSITIVITY OF THE COMPANY'S BUSINESS TO GLOBAL ECONOMIC CONDITIONS; REFERENCES TO THE EXPECTED LEVELS OF GROSS MARGINS AND EXPENSES; THE COLLECTABILITY OF RECEIVABLES; THE ADEQUACY OF CASH FLOWS AND THE NEED TO ENSURE ACCESS TO ADEQUATE WORKING CAPITAL. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE SECTION BELOW ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS" SETS FORTH AND INCORPORATES BY REFERENCE CERTAIN FACTORS THAT COULD CAUSE ACTUAL FINANCIAL RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM THESE STATEMENTS.
-------------------------------------------------------------------------------



RESULTS OF OPERATIONS


         REVENUES: Revenues for the quarter ended January 31, 2001 increased to $20.4 million, an increase of 58.3% or $7.5 million, from $12.9 million as reported in the quarter ended January 31, 2000. The increase is primarily the result of increased project activities in the three geographical regions. Revenues in North America increased during the first quarter reaching $10.6 million, or an increase of 136.7% or $6.1 million from the same quarter last year. Pacific Rim revenues in the first quarter of this year totaled $8.0 million, a slight decrease of 4.9% compared to $8.4 million in the same quarter last year. The European operations started generating revenues during the first quarter of 2001, which amounted to $1.8 million.

         GROSS MARGIN: Gross margin for the quarter ended January 31, 2001, was $4.0 million, or 19.7% of revenues, compared to $2.3 million, or 18.2% of revenue, for the same quarter in the prior year. The increase in gross margin is primarily due to a change in project mix in different regions.

         Gross margin in North America was 20.6% as compared to 9.6% for the same quarter last year. Gross margin in the Pacific Rim was 16.8% as compared to 22.7% for the same quarter last year. Gross margin for Europe for the quarter ended was 27.0%.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the quarter ended January 31, 2001 totaled
$2.9 million, or 14.3% of revenues, compared to $2.4 million, or 18.2% of revenues, for the same quarter last year. The increase of $0.6 million or 24.3% is attributable to and in support of the 58.3% increase in revenue as the Company continues to build its infrastructure in anticipation of future growth.

         Selling, general and administrative expenses, as a percent of revenue, in North America, Pacific Rim and Europe in the first quarter of fiscal year 2001 were 11.2%, or $1.2 million, 12.3%, or $1.0 million, and 8.0%, or $0.1 million, respectively. During the first quarter of last year, selling, general and administrative expenses in North America and Pacific Rim 19.0%, or $0.9 million, and 12.1%, or $1.0 million, respectively. Unallocated Corporate selling, general and administrative expenses totaled $0.6 as compared to $0.5 for the same quarter last year.

         BACKLOG. The Company's backlog totaled $94.9 million at January 31, 2001 of which, $58.0 million was from North America, $20.1 million from Pacific Rim, and $16.8 million from Europe. Bids outstanding at January 31, 2001 totaled $389.5 million, $170.0 million in North America, $188.8 million in Pacific Rim, and $30.7 million in the United Kingdom.

LIQUIDITY AND CAPITAL RESOURCES

         The Company manages its liquidity through the allocation of working capital among North American, Pacific Rim and European operations as needed and through the use of import loans and bank loans that are secured with restricted cash. The Company attempts to structure payment arrangements with its customers to match costs incurred under projects. To the extent the Company is not able to match payments with costs, it relies on its cash reserves and its credit facilities to meet its working capital needs.

         Management expects to increase its credit facilities in order to ensure that the Company will have sufficient liquidity to meet its business needs for the foreseeable future. Sources of liquidity generally available to the Company include cash from operations, cash and cash equivalents, availability under existing credit facilities, and borrowings from other sources. In order to sustain the expected growth of the revenues worldwide, management anticipates the need for additional working capital and cash to finance the construction projects. Failure to obtain such financing could have a material adverse effect on the Company. Management is currently working with various banks and investment bankers to obtain such financing. The Company may also explore other sources of capital, which could include equity financing.

         OPERATING ACTIVITIES. The Company used $3.1 million in cash in operating activities for the quarter ended January 31, 2001, compared to $0.6 million for the same quarter of last year. Construction projects typically result in cash in-flows being less than cash outflows until units are installed on the building, which can be as long as twelve months from the beginning of the project. Significant uses of cash from operations during the quarter included a net increase in costs and estimated earnings in excess of billings of $1.1 million as a result of an increase in construction activities and a decrease in accounts payable of $1.2 million. In addition, the Company had settled with a major supplier of one of the projects in North America and recognized $4.3 million in receivable from such supplier. Source of funds for the quarter was primarily from the decrease in accounts receivable of $2.4 million.

         INVESTING ACTIVITIES. Capital expenditures amounted to $0.1 million of cash during the quarter ended January 31, 2001, compared to $0.5 million in the same quarter last year.

         FINANCING ACTIVITIES. The Company increased borrowings under lines of credit by $2.4 million during the quarter ended January 31, 2001 compared to $0.8 million in reduction during the same quarter last year. Minority interest in the equity of the Company's joint venture decreased by $0.01 million as compared to an increased of $1.0 million during the same quarter last year.

         EFFECT OF EXCHANGE RATES. The effect of exchange rates primarily on intercompany receivables caused an increase to Other Comprehensive Income of $0.02 million. Exchange rate fluctuations were not a material contributor to cash flows during the quarter ended January 31, 2001.

         GENERAL. The Company attempts to structure payment arrangements with its customers to match costs incurred under projects. To the extent the Company is not able to match costs, it relies on its cash reserves and its credit facility to meet its working capital needs. As of January 31, 2001 and 2000, the Company had working capital in excess of $18.9 million and $20.9 million, respectively.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS


     GENERAL. The Company's projects are awarded by private or governmental entities in a competitive bidding process. Due to the nature of the bidding and award process, the Company has experienced, and in the future expects to experience, significant delays in project awards. No assurance can be given that the timing of a project award will be consistent with the Company's expectations. In addition, numerous factors, many of which are out of the Company's ability to control, have caused and will continue to cause substantial variations in its results of operations in any quarterly or annual reporting period. Some of these factors are:

-    Downturns in one or more segments of the construction industry;
-    Changes in economic conditions;
- The failure of project owners to obtain adequate construction financing;
- The failure of project general contractors to schedule other trades in a manner most efficient for Flour City;
-    The Company's failure to obtain or delays in awards of major projects;
- The cancellation or delay of major projects, including cancellations or delays caused by job-site labor problems and jurisdictional disputes;
- The Company's failure to timely replace projects that have been completed or are nearing completion;
- Dependence on large projects, the delay or abandonment of which could adversely affect the Company; and
- The need to ensure access to adequate working capital to support expanded business operations.

     Any of these factors could cause the Company's results of operations to fluctuate significantly from period to period, including on a quarterly basis.

         FOREIGN EXCHANGE RISKS. The Company generally attempts to mitigate foreign exchange risk by entering into contracts providing for payment in United States dollars instead of the local currency wherever possible. Nonetheless, local currency must be used to pay for local labor, raw materials or other local country costs of operations. The Company currently has contracts denominated in the Hong Kong dollar, Thai Baht, British Pound and Philippine peso. Future contracts may be denominated in the currency of other countries. The Company maintains cash, short-term debt (based on floating interest rates), accounts receivable, and accounts payable in several currencies. The functional currencies in which those accounts are maintained match the functional currencies of construction contracts in process. Accounts are also maintained in United States dollars in certain countries in which the Company operates. The following table shows the January 31, 2001, United States dollar translated balances of selected non-US dollar denominated current accounts by the currency in which they are maintained:

                                                                HONG KONG         THAI       BRITISH     PHILIPPINE
      AT JANUARY 31, 2001 ($ IN MILLIONS)                         DOLLARS         BAHT         POUND          PESOS
      ----------------------------------------------------- -------------- ------------ ------------- --------------
      Cash and restricted cash                                    $  1.72         $  -         $0.33        $  0.03
      Short-term debt                                                5.84            -             -           0.02
      Accounts payable and accrued expenses                          3.11         0.05           .02            .95
      ===================================================== ============== ============ ============= ==============
      US dollar exchange rate at January 31, 2001                    7.78        42.67          1.46          48.68

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

         The Company generally attempts to contract to secure compensation for devaluation of local currencies relative to the United States dollar. In these instances, although the Company may incur translation losses, the Company seeks to offset such losses by increases in the amount of local currency payable to the Company under contract so as to approximate the original United States dollar equivalent value of the contract. There can be no assurance that the Company will be successful in negotiating contracts with terms that maintain a United States dollar equivalency. As of January 31, 2001 the Company's backlog of non-US dollar based contracts totaled approximately $29.9 million. There are no contract provisions to ensure compensation for devaluation of local currency relative to the United States dollar. Exchange rate fluctuations in local currency denominated contracts that do not have a United States dollar equivalency, and in exchange rates in general, could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

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

         FIXED PRICE CONTRACTS. Of the Company's $94.9 million backlog at January 31, 2001, most consisted of projects being performed on a fixed price basis. In bidding on projects, the Company estimates its costs, including projected increases in costs of labor, material and services. Despite these estimates, costs and gross profit realized on a fixed price contract may vary from estimated amounts because of unforeseen conditions or changes in job conditions, variations in labor and equipment productivity over the terms of contracts, higher than expected increases in labor or material costs and other factors. These variations could have a material adverse effect on the Company's business, financial condition and results of operations for any period.

         VARIATIONS IN BACKLOG; DEPENDENCE ON LARGE CONTRACTS. The Company's backlog can be significantly affected by the receipt, or loss, of individual contracts. For example, approximately $70.8 million, representing 74.6% of the company's backlog at January 31, 20001 is attributable to four contracts. In the event one or more large contracts were terminated or their scope reduced, the Company's backlog could decrease substantially. The Company's future business and results of operations may be adversely affected if it is unable to replace significant contracts when lost or completed, or if it otherwise fails to maintain a sufficient level of backlog. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations".

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

         SUBSTANTIAL LIQUIDITY REQUIREMENTS. The Company's operations require significant amounts of working capital to procure materials for contracts to be performed over relatively long periods, and for purchases and modifications of heavy-duty and specialized fabrication equipment. In addition, the Company's contract arrangements with customers sometimes require the Company to provide payment and performance bonds to partially secure the Company's obligations under its contracts, which may require the Company to incur significant expenditures prior to receipt of payments. Furthermore, the Company's customers often will retain a portion of amounts otherwise payable to the Company during the course of a project as a guarantee of completion of that project. To the extent the Company is unable to receive progress payments in the early stages of a project, the Company's cash flow could be reduced, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         POLITICAL UNCERTAINTIES. The Company operates in several countries, primarily in North America, Asia and Europe. Economic development in countries in which the Company operates may be limited by the imposition of measures intended to control economic conditions and the inadequate development of an infrastructure to support manufacturing and large-scale construction projects. Changes in governmental policies as well as general economic conditions including interest rates or rates of inflation could have a material adverse affect on the Company's financial position, results of operations, and cash flows.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of January 31, 2001 and October 31, 2000, the Company had no holdings of commodity-based instruments, long-term debt instruments, forward contracts, futures contracts, firmly committed foreign sales contracts, interest rate swaps, currency swaps, or other items in the nature of derivative financial instruments. The Company maintains cash, short-term debt (based on floating interest rates), accounts receivable, and accounts payable in several currencies. For a discussion of foreign exchange risks, see "Factors That May Affect Future Results" in Management's Discussion and Analysis of Financial Conditions and Results of Operations, in Item 2 of this report.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     None

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended January 31, 2001.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March, 2001.


                              FLOUR CITY INTERNATIONAL, INC.

                              /s/ EDWARD M. BOYLE, III
                              ------------------------------------------
                              Edward M. Boyle, III
                              President



                              /s/ JOHNSON K. FONG
                              -------------------------------------
                              Johnson K. Fong
                              Chief Financial Officer