Form 10-Q
period 2001-04-30
FLOUR CITY INTERNATIONAL INC
filed 2001-06-14
CIK 1049049

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-23789

FLOUR CITY INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada (State of Incorporation)	62-1709152 (I.R.S. Employer Identification No.)
1044 Fordtown Road Kingsport, TN (Address of principal executive offices	37663 zip code)

(423) 349-8692
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

There were 5,315,278 shares of common stock outstanding at June 11, 2001

FLOUR CITY INTERNATIONAL, INC.
INDEX

			Page No.
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Condensed Consolidated Statements of Income	3
		Condensed Consolidated Balance Sheets	4
		Condensed Consolidated Statements of Cash Flows	5
		Notes to the Condensed Consolidated Financial Statements	6-9
	Item 2.	Management's Discussion and Analysis of Financial Condition And Results of Operations	9-16
	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	16
PART II.	OTHER INFORMATION
	Item 2.	Changes in Securities and Use of Proceeds	13
	Item 5.	Other Information	15
	Item 6.	Exhibits and Reports on Form 8-K	15-16
SIGNATURES			17
EXHIBITS

         PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FLOUR CITY INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2001	2000	2001	2000

Revenues	$21,857	$14,154	$42,277	$27,051
Cost of revenues	18,333	10,798	34,731	21,352

Gross profit	3,524	3,356	7,546	5,699
Selling, general and administrative expenses	3,030	2,347	5,952	4,697
Amortization, net	(108)	(99)	(217)	(181)

Operating profit	602	1,108	1,811	1,183
Foreign currency transaction gain (loss)	(129)	2	(29)	8
Other income (expense), net	(68)	255	(29)	456
Minority interests in income of consolidated subsidiaries	(37)	(438)	(69)	(600)

Income before income taxes	368	927	1,684	1,047
Income taxes	(119)	(127)	(444)	(72)

Net income	$249	$800	$1,240	$975

Net income per share:
Basic	$0.05	$0.15	$0.23	$0.18
Diluted	$0.05	$0.15	$0.23	$0.18

Weighted average shares outstanding:
Basic	5,315	5,375	5,315	5,375
Diluted	5,426	5,375	5,426	5,375

See Notes to Condensed Consolidated Financial Statements

FLOUR CITY INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except per share amount)

	April 30, 2001	October 31, 2000
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,881	$2,044
Restricted cash	11,026	10,954
Accounts receivables, net	12,796	15,773
Costs and estimated earnings in excess of billings on uncompleted contracts	19,448	18,025
Tax refund receivable	—	22
Deferred income taxes	1,017	1,216
Other current assets	4,106	3,799

Total current assets	50,274	51,833
Plant and equipment, net	3,725	3,786
Claims receivable	4,050	800
Other assets	409	190

Total assets	$58,458	$56,609

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$14,951	$13,451
Accounts payable and accrued expenses	13,973	12,160
Billings in excess of costs and estimated earnings on uncompleted contracts	1,481	3,488
Other current liabilities	1,619	1,676

Total current liabilities	32,024	30,775
Other liabilities	—	327
Negative goodwill, net	291	510

Total liabilities and deferred credits	32,315	31,612

Commitments
Minority interests in equity of consolidated subsidiaries	1,314	1,351
Stockholders' equity:
Preferred stock, par value $0.0001; authorized 5,000 shares; no shares issued	—	—
Common stock, par value $0.0001; authorized 50,000 shares; issued 6,268 shares; outstanding 5,315 shares	—	—
Additional paid-in-capital	14,788	14,788
Retained earnings	12,345	11,105
Less 953 shares of common stock in treasury, at cost	(1,668)	(1,668)
Accumulated other comprehensive income	(616)	(538)
Unearned Compensation	(20)	(41)

Total stockholders' equity	24,829	23,646

Total liabilities and stockholders' equity	$58,458	$56,609

See Notes to Condensed Consolidated Financial Statements

FLOUR CITY INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended April 30,
(in thousands)
	2001	2000
Cash flows from operating activities:
Net income	$1,240	$975
Adjustments:
Depreciation and amortization	52	(115)
Non-cash stock compensation	21	27
Deferred income taxes	199	—
Income (loss) accruing to minority interest	(37)	939
Changes in assets and liabilities:
Restricted cash	(72)	(116)
Accounts receivable	2,977	(2,849)
Note receivable	—	1,001
Costs and estimated earnings in excess of billings on uncompleted contracts, net	(3,430)	(643)
Tax refundable	22	—
Other current assets	(307)	624
Claims receivable	(3,250)	—
Other assets	(219)	664
Receivable from Joint Venture	—	(891)
Accounts payable and accrued expenses	1,813	774
Other current liabilities	(57)	73
Other non-current liabilities	(327)	—

Net cash (used in) provided by operating activities	(1,375)	463

Cash Flows—Investing activities:
Purchase of property, plant and equipment	(275)	(784)
Purchase of Treasury Stock	—	(84)

Net cash used in investing activities	(275)	(868)

Cash Flows—Financing activities:
Proceeds from bank borrowings	32,780	—
Payments on bank borrowing	(31,280)	(541)

Net cash provided by (used in) financing activities	1,500	(541)

Effect of exchange rate changes on cash	(13)	(826)

Net decrease in cash and cash equivalents	(163)	(1,772)
Cash and cash equivalents, beginning of period	2,044	9,557

Cash and cash equivalents, end of period	$1,881	$7,785

Supplemental cash flow information:
Interest paid in cash	$517	$96
Income taxes paid in cash	$134	$302

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

    When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules, and notes, included in the Company's Annual Report on Form 10-K for the year ended October 31, 2000. Certain amount has been reclassified to conform with current period's presentation.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to contracts, litigation, and contingencies, based on current available information. Changes in facts and circumstances may result in revised estimates. In the opinion of management, the Condensed Consolidated Financial Statements include all material adjustments necessary to present fairly the Company's financial position, results of operations, and cash flows. Such adjustments are of a normal recurring nature. The Company's construction projects are awarded in a competitive bidding process. Due to the nature of the bidding process the Company has experienced and may continue to experience significant delays in project awards which have caused and may continue to cause substantial variations in quarterly results. The results for this interim period are not necessarily indicative of results for the entire year or any other interim period.

2.
SIGNIFICANT ACCOUNTING PRINCIPLES

    In June 1998, the Financial Accounting Standards Board issued SFAS No.133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES which defines derivatives, requires that all derivatives be carried at fair value and provides for hedge accounting when certain conditions are met. SFAS No. 133, and as amended, is effective for the Company in fiscal 2002. Although the Company has not fully assessed the implication of SFAS No. 133 as amended, the Company does not believe that the adoption of this statement will have a material effect on its financial condition or results of operations.

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

3.
ACCOUNTS RECEIVABLE, NET
(In thousands)

    Accounts receivable are net of allowance for doubtful accounts of $435 at April 30, 2001 and October 31, 2000. In accordance with the terms of long-term contracts, customers withhold certain percentages of billings until completion and acceptance of performance under the contracts. Final payments of all such amounts withheld which might not be received within a one-year period from April 30, 2001 and October 31, 2000, are $7,655 and $7,142, respectively. In conformity with trade practice, however, the full amount of accounts receivable has been included in current assets.

4.
OTHER INCOME (EXPENSE), NET
(In thousands)

	Three months ended April 30,		Six months ended April 30,
	2001	2000	2001	2000
Interest income	$138	$162	$321	$325
Interest expense	(290)	(49)	(517)	(96)
Other income (expense), net	84	142	167	227

Other income (expense), net	$(68)	$255	$(29)	$456

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

Segment Revenues and Profit
(In thousands)

	Three months ended April 30,		Six months ended April 30,
	2001	2000	2001	2000
Revenues
Revenues from external customers:
North America	$12,173	$8,233	$22,754	$12,703
Pacific Rim	7,267	5,921	15,281	14,348
Europe	2,417	—	4,242	—

Total revenues from external customers	21,857	14,154	42,277	27,051

Profit or (loss):
North America	$243	$(224)	$974	$(678)
Pacific Rim	198	1,024	591	1,653
Europe	154	—	381	—

Profit for reportable segments	595	800	1,946	975
Unallocated corporate income and (expenses), net	(346)	—	(706)	—

Consolidated net income	$249	$800	$1,240	$975

Segment Assets
(In thousands)

    Segment assets are the total assets of the segments. Unallocated corporate assets consist primarily of cash and certificates of deposit.

At April 30 and October 31,	2001	2000
Assets
North America	$20,837	$17,074
Pacific	26,212	30,375
Europe	2,564	621

Total assets for reportable segments	49,613	48,070
Unallocated corporate assets
Cash and cash equivalents	7,750	7,750
Other Assets	1,095	789

Consolidated total assets	$58,458	$56,609

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

    Comprehensive income (loss) is as follows:

	Three months ended April 30,		Six months ended April 30,
	2001	2000	2001	2000
Net Income	$249	$800	$1,240	$975
Foreign currency translation	(36)	(1,488)	(13)	(826)

Total Comprehensive Income (Loss)	$213	$(688)	$1,227	$149

7.
CONTINGENCIES

    The Company is party to various legal actions that are common and frequent in the construction industry, none of which represent material claims.

    Prior to the Company's purchase in January 1997 of Flour City Architectural Metals, Inc. ("FCAM") from Armco, Inc. ("Armco"), FCAM operated facilities that allegedly generated hazardous substances. FCAM has been named as a potentially responsible party in relation to several sites for actions that allegedly occurred prior to the Company's purchase of FCAM. Pursuant to the terms of the Armco sale, Armco agreed to defend, indemnify and hold harmless the Company in connection with certain lawsuits, including environmental claims associated with any property owned by FCAM at or before the date of sale. Any and all cleanup responsibility and litigation with respect to such environmental claims have been assumed by Armco pursuant to the sale agreement. The Company believes that to the extent FCAM incurs any loss or liability in connection with any such actions, it will be fully compensated by Armco. In the opinion of management, any ultimate liability with respect to these actions will not have a material impact on the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Flour City International, Inc. and its majority owned subsidiaries (the "Company" or the "Registrant") are primarily engaged in the design, engineering, manufacturing, and installation of custom curtainwall systems for the construction industry with operations primarily in the United States, Asia and Europe. The Company's primary operating units are FCAM, Flour City Architectural Metals (Asia) Ltd. ("FCAM Asia") and Flour City Arlo Corporation ("FC-Arlo", a consolidated joint venture formed in May 1998 in which the Company has a 55% ownership interest) and Flour City Architectural Metals (UK) Ltd.

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

RESULTS OF OPERATIONS

Quarter Ended April 30, 2001 Compared to Quarter Ended April 30, 2000

    REVENUES: Revenues for the quarter ended April 30, 2001 increased to $21.9 million, an increase of 54.4% or $7.7 million, from $14.1 million as reported in the quarter ended April 30, 2000. The increase is primarily the result of increased project activities in the three geographical regions. Revenues in North America increased during the second quarter and reached $12.2 million, or an increase of 47.9% or $3.9 million from the same quarter last year. Pacific Rim revenues in the second quarter of this year totaled $7.3 million, an increase of 22.7% compared to $5.9 million in the same quarter last year. The European operations started generating revenues during the first quarter of 2001, and the revenues from such operations for the quarter ended April 30, 2001 amounted to $2.4 million.

    GROSS MARGIN: Gross margin for the quarter ended April 30, 2001, was $3.5 million, or 16.1% of revenues, compared to $3.4 million, or 23.7% of revenue, for the same quarter in the prior year. The decrease in gross margin is primarily due to a change in project mix in different regions.

    Gross margin in North America was 12.0% as compared to 11.9% for the same quarter last year. Gross margin in the Pacific Rim was 20.5% as compared to 40.2% for the same quarter last year. This decrease is primarily due to a difference in the number of projects nearer to completion in the Pacific Rim for the quarter ended April 2000 as compared to the quarter ended April 2001. Gross margin for Europe for the quarter ended was 23.7%.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the quarter ended April 30, 2001 totaled $3.0 million, or 13.9% of revenues, compared to $2.3 million, or 16.6% of revenues, for the same quarter last year. The increase of $0.7 million or 29.1% is attributable to and in support of the 54.4% increase in revenue as the Company continues to build its infrastructure in anticipation of future growth.

    Selling, general and administrative expenses, as a percent of revenue, in North America, the Pacific Rim and Europe in the first quarter of fiscal year 2001 were 9.5%, or $1.2 million, 14.4%, or $1.0 million, and 15.5%, or $0.4 million, respectively. During the first quarter of last year, selling, general and administrative expenses in North America and Pacific Rim were 11.7%, or $1.0 million, and 14.0%, or $0.8 million, respectively. Unallocated corporate selling, general and administrative expenses totaled $0.5 million as compared to $0.6 million for the same quarter last year.

RESULTS OF OPERATIONS

Six Months Ended April 30, 2001 Compared to Six Months Ended April 30, 2000

    REVENUES: Revenues for the six months period ended April 30, 2001 increased to $42.3 million, an increase of 56.3% or $15.2 million, from $27.1 million as reported in the same period last year. The increase is primarily the result of increased project activities in the three geographical regions. Revenues in North America increased during the six months period to $22.8 million, or an increase of 79.1% or $10.1 million from the same period last year. Pacific Rim revenues in the six months period of this year totaled $15.3 million, an increase of 6.5% compared to $14.3 million in the same period last year. The European operations started generating revenues during the first quarter of 2001, and the revenues for the six months ended April 30, 2001 amounted to $4.2 million.

    GROSS MARGIN: Gross margin for the six months ended April 30, 2001, was $7.5 million, or 17.8% of revenues, compared to $5.7 million, or 21.1% of revenue, for the same period last year. The decrease in gross margin is primarily due to a change in project mix in different regions.

    Gross margin in North America was 16.0% for the six months period ended April 30, 2001 as compared to 11.0% for the same period last year. Gross margin in the Pacific Rim was 18.6% as compared to 29.9% for the same period last year. This decrease is primarily due to a difference in the number of projects nearer to completion in the Pacific Rim for the quarter ended April 2000, as compared to the quarter ended April 2001. Gross margin for Europe for the six months ended was 25.1%.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the six months ended April 30, 2001 totaled $6.0 million, or 14.1% of revenues, compared to $4.7 million, or 17.4% of revenues, for the same period last year. The increase of $1.3 million or 26.7% is attributable to and in support of the 56.3% increase in revenue as the Company continues to build its infrastructure in anticipation of future growth.

    Selling, general and administrative expenses, as a percent of revenue, in North America, Pacific Rim and Europe for the six months ended April 30, 2001 were 10.3%, or $2.3 million, 13.3%, or $2.0 million, and 12.3%, or $0.5 million, respectively. During the same period last year, selling, general and administrative expenses in North America and Pacific Rim were 14.3%, or $1.8 million, and 12.9%, or $1.8 million, respectively. Unallocated Corporate selling, general and administrative expenses totaled $1.1 million as compared to $1.0 million for the same period last year.

    BACKLOG. The Company's backlog totaled $127.4 million at April 30, 2001 of which, $83.7 million was from North America, $17.8 million from Pacific Rim, and $25.9 million from Europe. Bids outstanding at April 30, 2001 totaled $368.7 million, of which $98.1 million was in North America, $188.8 million was in Pacific Rim, and $81.8 million was in Europe.

LIQUIDITY AND CAPITAL RESOURCES

    The Company manages its liquidity through the allocation of working capital among North American, Pacific Rim and European operations as needed and through the use of import loans and bank loans that are secured with restricted cash, equipment, inventory and accounts receivable. The Company attempts to structure payment arrangements with its customers to match costs incurred under projects. To the extent the Company is not able to match payments with costs, it relies on its cash reserves and its credit facilities to meet its working capital needs.

    On June 11, 2001, the Company completed the sale of $2.5 million in principal amount of 8 1/2% Subordinated Secured Convertible Debentures. The proceeds of the sale of the debentures are being used to increase the Company's working capital. Management, however, expects to increase its credit facilities in order to ensure that the Company will have sufficient liquidity to meet its business needs for the foreseeable future. Sources of liquidity generally available to the Company include cash from operations, cash and cash equivalents, availability under existing credit facilities, and borrowings from other sources. In order to sustain the expected growth of the revenues worldwide, additional working capital and cash to finance the construction projects will be required. Failure to obtain such financing could have a material adverse effect on the Company. Management is currently working with various banks and investment bankers to obtain such financing.

    OPERATING ACTIVITIES. The Company used $1.4 million in cash in operating activities for the quarter ended April 30, 2001, compared to cash generated by operations of $0.5 million for the same quarter of last year. Construction projects typically result in cash in-flows being less than cash outflows until units are installed on the building, which can be as long as twelve months from the beginning of the project. Significant uses of cash from operations during the quarter included a net increase in costs and estimated earnings in excess of billings of $3.4 million as a result of an increase in construction activities. In addition, the Company settled with a major supplier of one of the projects in North America and recognized an additional $3.3 million in claims receivable from such supplier during the six months period ended. Source of funds for the quarter was primarily from the decrease in accounts receivable of $3.0 million and an increase in accounts payable of $1.8 million.

    INVESTING ACTIVITIES. Capital expenditures amounted to $0.3 million of cash during the quarter ended April 30, 2001, compared to $0.9 million in the same quarter last year.

    FINANCING ACTIVITIES. The Company increased borrowings under lines of credit by $1.5 million during the quarter ended April 30, 2001 compared to $0.5 million in debt reduction during the same quarter last year. Minority interest in the equity of the Company's joint venture decreased by $0.04 million as compared to an increase of $.9 million during the same quarter last year.

    EFFECT OF EXCHANGE RATES. The effect of exchange rates primarily on intercompany receivables caused an increase to other comprehensive income of $0.01 million. Exchange rate fluctuations were not a material contributor to cash flows during the quarter ended April 30, 2001.

    GENERAL. The Company attempts to structure payment arrangements with its customers to match costs incurred under projects. To the extent the Company is not able to match costs, it relies on its cash reserves and its credit facility to meet its working capital needs. As of April 30, 2001 and 2000, the Company had working capital of $18.3 million and $20.9 million, respectively.

    CONTINGENCIES. See note 7 to the Condensed Consolidated Financial Statements for a discussion of environmental liabilities and loss contingency established for a lawsuit.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    GENERAL. The Company's projects are awarded by private or governmental entities in a competitive bidding process. Due to the nature of the bidding and award process, the Company has experienced, and in the future expects to experience, significant delays in project awards. The timing of a project award may not be consistent with the Company's expectations. In addition, numerous factors, many of which are out of the Company's ability to control, have caused and will continue to cause substantial variations in its results of operations in any quarterly or annual reporting period. Some of these factors are:

  •
  Downturns in one or more segments of the construction industry;

  •
  Changes in economic conditions;

  •
  The failure of project owners to obtain adequate construction financing;

  •
  The failure of project general contractors to schedule other trades in a manner most efficient for Flour City;

  •
  The Company's failure to obtain or delays in awards of major projects;

  •
  The cancellation or delay of major projects, including cancellations or delays caused by job-site labor problems and jurisdictional disputes;

  •
  The Company's failure to timely replace projects that have been completed or are nearing completion;

  •
  Dependence on large projects, the delay or abandonment of which could adversely affect the Company; and

  •
  The need to ensure access to adequate working capital to support expanded business operations.

    Any of these factors could cause the Company's results of operations to fluctuate significantly from period to period, including on a quarterly basis.

    FOREIGN EXCHANGE RISKS. The Company generally attempts to mitigate foreign exchange risk by entering into contracts providing for payment in United States dollars instead of the local currency wherever possible. Nonetheless, local currency must be used to pay for local labor, raw materials or other local country costs of operations. The Company currently has contracts denominated in the Hong Kong dollar, Thai baht, British pound and Philippine peso. Future contracts may be denominated in the currency of other countries. The Company maintains cash, short-term debt (based on floating interest rates), accounts receivable, and accounts payable in several currencies. The functional currencies in which those accounts are maintained match the functional currencies of construction contracts in process. Accounts are also maintained in United States dollars in certain countries in which the Company operates. The following table shows the April 30, 2001, United States dollar translated balances of selected non-US dollar denominated current accounts by the currency in which they are maintained:

(In Millions) At April 30, 2001	Hong Kong Dollars	Thai Baht	British Pounds	Philippine Peso
Cash and restricted cash	$1.34	$—	$0.55	$0.10
Short-term debt	4.92	—	—	.02
Accounts payable and accrued expenses	4.51	.04	.59	1.00
US dollar exchange rate at April 30, 2001	7.79	44.49	1.43	50.23

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

    The Company generally attempts to contract to secure compensation for devaluation of local currencies relative to the United States dollar. In these instances, although the Company may incur translation losses, the Company seeks to offset such losses by increases in the amount of local currency payable to the Company under contract so as to approximate the original United States dollar equivalent value of the contract. The Company may not be successful in negotiating contracts with terms that maintain a United States dollar equivalency. As of April 30, 2001 the Company's backlog of non-US dollar based contracts totaled approximately $28.0 million as compared to $32.0 million as of April 30, 2000. There are no contract provisions to ensure compensation for devaluation of local currency relative to the United States dollar. Exchange rate fluctuations in local currency denominated contracts that do not have a United States dollar equivalency, and in exchange rates in general, could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

    FLUCTUATING QUARTERLY RESULTS OF OPERATIONS. The Company has experienced, and in the future is expected to continue to experience, substantial variations in its results of operations because of a number of factors, many of which are outside the Company's control. In particular, the Company's operating results may vary because of downturns in one or more segments of the building construction industry, changes in economic conditions, the Company's failure to obtain, or delays in awards of, major projects, the cancellation of major projects, changes in construction schedules for major projects or the Company's failure to timely replace projects that have been completed or are nearing completion. Any of these factors could result in the periodic under-utilization of the Company's resources and could cause the Company's operating results to fluctuate significantly from period to period, including on a quarterly basis.

    FIXED PRICE CONTRACTS. Most of the Company's $127.4 million backlog at April 30, 2001 consisted of projects being performed on a fixed price basis. In bidding on projects, the Company estimates its costs, including projected increases in costs of labor, material and services. Despite these estimates, costs and gross profit realized on a fixed price contract may vary from estimated amounts because of unforeseen conditions or changes in job conditions, variations in labor and equipment productivity over the terms of contracts, higher than expected increases in labor or material costs and other factors. These variations could have a material adverse effect on the Company's business, financial condition and results of operations for any period.

    VARIATIONS IN BACKLOG; DEPENDENCE ON LARGE CONTRACTS. The receipt, or loss, of individual contracts can significantly affect the Company's backlog. For example, approximately $94.1 million, representing 74.0% of the company's backlog at April 30, 2001 is attributable to five (5) contracts. In the event one or more large contracts were terminated or their scope reduced, the Company's backlog could decrease substantially. The Company's future business and results of operations may be adversely affected if it is unable to replace significant contracts when lost or completed, or if it otherwise fails to maintain a sufficient level of backlog. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations".

    DEPENDENCE ON CONSTRUCTION INDUSTRY. The Company earns virtually all of its revenues in the building construction industry, which is subject to local, regional and national economic cycles. The Company's revenues and cash flows depend to a significant degree on major construction projects. These projects may be adversely affected by general or specific economic conditions. If construction activity declines significantly in the Company's principal markets, the Company's business, financial condition and results of operations would be adversely affected.

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

    COMPETITION. Many small and various large companies offer fabrication, erection and related services that compete with those provided by the Company. Local and regional companies offer competition in one or more of the Company's geographic markets or product segments. Out of state or international companies may provide competition in any market. The Company competes for every project it obtains. Although the company believes customers consider, among other things, the availability and technical capabilities of equipment and personnel, efficiency, safety record and reputation, price competition usually is the primary factor in determining which qualified contractor is awarded a contract. Competition may result in pressure on pricing and operation margins, and the effects of competitive pressure in the industry could continue indefinitely. Some of the Company's competitors may have greater capital and other resources than the Company and are well established in their respective markets. The Company's competitors may substantially increase their commitment of resources devoted to competing aggressively with the Company. The Company may not be able to compete profitably with its competitors.

    SUBSTANTIAL LIQUIDITY REQUIREMENTS. The Company's operations require significant amounts of working capital to procure materials for contracts to be performed over relatively long periods, and for purchases and modifications of heavy-duty and specialized fabrication equipment. In addition, the Company's contract arrangements with customers sometimes require the Company to provide payment and performance bonds to partially secure the Company's obligations under its contracts, which may require the Company to incur significant expenditures prior to receipt of payments. Furthermore, the Company's customers often will retain a portion of amounts otherwise payable to the Company during the course of a project as a guarantee of completion of that project. To the extent the Company is unable to receive progress payments in the early stages of a project, the Company's cash flow could be reduced, which could have a material adverse effect on the Company's business, financial condition and results of operations. For these and other reasons, the Company expects to require additional financing to meet its liquidity needs. Failure to obtain such financing could have a material adverse effect on the company.

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

    GOVERNMENTAL REGULATION. Many aspects of the Company's operations are subject to governmental regulations in the United States and in other countries in which the Company operates, including regulations relating to occupational health and workplace safety, principally the Occupational Safety and Health Act and regulations thereunder. In addition, the Company is subject to licensure and holds or has applied for licenses in each of the states in the United States in which it operates and in certain local jurisdictions within such states. Although the Company believes that it is in material compliance with applicable laws and permitting requirements, it may not be able to maintain this status. Further, the Company cannot determine to what extent future operations and earnings of the Company may be affected by new legislation, new regulations or changes in or new interpretations of existing regulations.

    POLITICAL UNCERTAINTIES. The Company operates in several countries, primarily in North America, Asia and Europe. Economic development in countries in which the Company operates may be limited by the imposition of measures intended to control economic conditions which may contribute to inadequate development of an infrastructure to support manufacturing and large-scale construction projects. Changes in governmental policies as well as general economic conditions including interest rates or rates of inflation could have a material adverse affect on the Company's financial position, results of operations, and cash flows.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of April 30, 2001 and October 31, 2000, the Company had no holdings of commodity-based instruments, long-term debt instruments, forward contracts, futures contracts, firmly committed foreign sales contracts, interest rate swaps, currency swaps, or other items in the nature of derivative financial instruments. The Company maintains cash, short-term debt (based on floating interest rates), accounts receivable, and accounts payable in several currencies. For a discussion of foreign exchange risks, see "Factors That May Affect Future Results" in Management's Discussion and Analysis of Financial Conditions and Results of Operations, in Item 2 of this report.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

    On June 11, 2001, the Company announced the completion of a $2.5 million convertible note financing with New York-based Dimensional Partners L.P. and Dimensional Partners Ltd. (the "Purchasers"). The funds will be used as working capital, including to help finance the company's project backlog. Under the terms of the purchase agreement, the Company will pay interest at 8 1/2 percent per annum on the notes which mature June 11, 2004. The Purchasers shall have the right at anytime to convert the principal amount of the notes into shares of the Company's common stock at a conversion price of $3.50 per share, subject to dilution adjustment and adjustment if annual earnings targets are not met. The Purchasers also received warrants to purchase 389,916 shares of the Company's common stock, subject to adjustment as set forth in the warrants. The exercise price of the warrants is $4.64 per share, subject to adjustment as set forth in the warrants, and the warrants expire on June 11, 2006. In addition, the Company agreed to register the shares of Company common stock issuable upon conversion of the notes and exercise of the warrants and to file a registration statement with the Securities and Exchange Commission registering the shares within 90 days of the closing of the transaction.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
EXHIBITS

  4.1
  Securities Purchase Agreement among the Company, Dimensional Partners L.P. and Dimensional Partners, Ltd. dated June 11, 2001

  4.2
  Form of Subordinated Secured Convertible Debenture

  4.3
  Form of Warrant to Purchase Common Stock

  4.4
  Registration Rights Agreement among the Company, Dimensional Partners L.P. and Dimensional Partners, Ltd. dated June 11, 2001

  4.5
  Junior Security Agreement among the Company, Dimensional Partners L.P. and Dimensional Partners, Ltd. dated June 11, 2001

  4.6
  Junior Security Agreement among Flour City Architectural Metals, Inc., Dimensional Partners L.P. and Dimensional Partners, Ltd. dated June 11, 2001

  4.7
  Guaranty of Flour City Architectural Metals, Inc. in favor of Dimensional Partners L.P. and Dimensional Partners, Ltd. dated June 11, 2001

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of June 2001.

FLOUR CITY INTERNATIONAL, INC.

/s/ EDWARD M. BOYLE, III Edward M. Boyle, III President

/s/ JOHNSON K. FONG Johnson K. Fong Chief Financial Officer

QuickLinks

FLOUR CITY INTERNATIONAL, INC. INDEX
FLOUR CITY INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (in thousands except per share amounts) (unaudited)
FLOUR CITY INTERNATIONAL, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands except per share amount)
FLOUR CITY INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)