Form 10-Q
period 2001-07-31
FLOUR CITY INTERNATIONAL INC
filed 2001-10-04
CIK 1049049

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2001
or
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    There were 5,315,278 shares of common stock outstanding at September 24, 2001.

FLOUR CITY INTERNATIONAL, INC.
INDEX

			Page No.
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Condensed Consolidated Statements of Income	3
		Condensed Consolidated Balance Sheets	4
		Condensed Consolidated Statements of Cash Flows	5
		Notes to the Condensed Consolidated Financial Statements	6-10
	Item 2.	Management's Discussion and Analysis of Financial Condition And Results of Operations	11-18
	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	18
PART II.	OTHER INFORMATION
	Item 2.	Changes in Securities and Use of Proceeds	19
	Item 5.	Other Information	19
	Item 6.	Exhibits and Reports on Form 8-K	20
SIGNATURES			21
EXHIBITS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLOUR CITY INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2001	2000	2001	2000
Revenues	$18,555	$20,382	$60,832	$47,433
Cost of revenues	18,303	17,232	53,034	38,584
Gross profit	252	3,150	7,798	8,849
Selling, general and administrative expenses	2,836	2,581	8,788	7,278
Write off of billed and unbilled, and claim receivables	14,450	—	14,450	—
Amortization, net	(111)	(98)	(328)	(279)
Operating (loss) profit	(16,923)	667	(15,112)	1,850
Foreign currency transaction losses	(28)	(31)	(57)	(23)
Other income (expense), net	6	184	(23)	640
Minority interests in income of consolidated subsidiaries	(109)	(94)	(178)	(694)
(Loss) income before income taxes	(17,054)	726	(15,370)	1,773
Income taxes	(871)	(64)	(1,315)	(131)
Net (loss) income	$(17,925)	$662	$(16,685)	$1,642

Net (loss) income per share:
Basic	$(3.37)	$0.12	$(3.14)	$0.31
Diluted	$(3.37)	$0.11	$(3.14)	$0.28

Weighted average shares outstanding:
Basic	5,315	5,315	5,315	5,315
Diluted	5,315	5,852	5,315	5,852

See Notes to Condensed Consolidated Financial Statements

FLOUR CITY INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except per share amounts)

	July 31, 2001	October 31, 2000
	(unaudited)
ASSETS
Cash and cash equivalents	$236	$2,044
Restricted cash	8,032	10,954
Accounts receivables, net	14,363	15,773
Costs and estimated earnings in excess of billings on uncompleted contracts, net	15,553	18,025
Deferred income taxes	—	1,238
Other current assets	4,746	3,799
Total current assets	42,930	51,833
Plant and equipment, net	3,667	3,786
Claims receivable	810	800
Other assets	260	190
Total assets	$47,667	$56,609

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$17,552	$13,451
Accounts payable and accrued expenses	15,925	12,160
Billings in excess of costs and estimated earnings on uncompleted contracts	1,538	3,488
Other current liabilities	1,592	1,676
Total current liabilities	36,607	30,775
Other liabilities	—	327
Long-term convertible debt, net	861	—
Negative goodwill, net	182	510
Total liabilities and deferred credits	37,650	31,612
Commitments and contingencies
Minority interests in equity of consolidated subsidiaries	1,423	1,351
Stockholders' equity:
Preferred stock, par value $0.0001; authorized 5,000 shares; no shares issued	—	—
Common stock, par value $0.0001; authorized 50,000 shares; issued 6,268 shares; outstanding 5,315 shares	—	—
Additional paid-in-capital	16,498	14,788
Retained earnings (accumulated deficit)	(5,580)	11,105
Less 953 shares of common stock in treasury, at cost	(1,668)	(1,668)
Accumulated comprehensive income	(646)	(538)
Unearned compensation	(10)	(41)
Total stockholders' equity	8,594	23,646
Total liabilities and stockholders' equity	$47,667	$56,609

See Notes to Condensed Consolidated Financial Statements

FLOUR CITY INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended July 31,
	2001	2000
Cash flows from operating activities:
Net (loss) income	$(16,685)	$1,642
Adjustments:
Depreciation and amortization	170	103
Non-cash stock compensation	31	37
Write-off of billed and unbilled, and claim receivables	14,450	—
Deferred income taxes	1,216	—
Income accruing to minority interest	72	1,059
Changes in assets and liabilities:
Restricted cash	2,922	(3,904)
Accounts receivable, net	(54)	(6,988)
Note receivable	—	2,169
Costs and estimated earnings in excess of billings on uncompleted contracts, net	(9,224)	(1,950)
Tax refund receivable	22	227
Other current assets	(947)	(888)
Claims receivable	(3,250)	—
Other assets	(70)	654
Accounts payable and accrued expenses	3,765	4,473
Other current liabilities	(84)	(169)
Other non-current liabilities	(327)	272
Net cash used in operating activities	(7,993)	(3,263)
Cash flows—investing activities:
Purchase of property, plant and equipment	(308)	(1,601)
Purchase of treasury stock	—	(206)
Net cash used in investing activities	(308)	(1,807)
Cash flows—financing activities:
Proceeds from bank borrowings	32,149	3,364
Payments on bank borrowings	(28,048)	—
Long-term convertible debt proceeds	2,500	—
Net cash provided by financing activities	6,601	3,364
Effect of exchange rate changes on cash	(108)	(2,223)
Net decrease in cash and cash equivalents	(1,808)	(3,929)
Cash and cash equivalents, beginning of period	2,044	9,557
Cash and cash equivalents, end of period	$236	$5,628

Supplemental cash flow information:
Interest paid in cash	$660	$178
Income taxes paid in cash	$139	$302
Non-cash transactions:
Discount on long-term convertible debt resulting from issuance of warrants and beneficial conversion feature of the debentures	$1,710	—

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

    When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules, and notes, included in the Company's Annual Report on Form 10-K for the year ended October 31, 2000. Certain amounts have been reclassified to conform with the current period's presentation.

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

2.
SIGNIFICANT ACCOUNTING PRINCIPLES

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities which defines derivatives, requires that all derivatives be carried at fair value and provides for hedge accounting when certain conditions are met. SFAS No. 133, as amended, is effective for the Company in fiscal 2002. Although the Company has not fully assessed the implication of SFAS No. 133, as amended, the Company does not believe that the adoption of this statement will have a material effect on its financial condition or results of operations.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of the provisions of SAB 101 is not expected to have a material effect on the Company's consolidated operating results, statement of financial position or cash flows. SAB 101 is required to be adopted by the Company no later than the fourth quarter of 2001.

3.  ACCOUNTS RECEIVABLE—NET, AND COSTS AND ESTIMATED PROFITS IN EXCESS OF BILLINGS
(In thousands)

    Accounts receivable are net of allowance for doubtful accounts of $1,899 at July 31, 2001 and $435 at October 31, 2000. In accordance with the terms of long-term contracts, customers withhold certain percentages of billings until completion and acceptance of performance under the contracts. Final payments of all such amounts withheld which might not be received within a one-year period from July 31, 2001 and October 31, 2000, are $6,887 and $7,142, respectively. Of the allowance for doubtful accounts, $902 and $117 were allocated to the withheld receivables as of July 31, 2001 and October 31, 2000, respectively. In conformity with trade practice, however, the full amount of accounts receivable has been included in current assets.

    Due to the termination of contracts on several projects, $14,450 has been written off against certain billed and unbilled receivables. Of the amount written off, $7,986 represents costs on terminated contracts, which may not be recoverable, $628 represents a reserve against accounts receivable from terminated contracts, and $836 was reserved against other active and or nearly completed projects due to uncertainty of collection. Costs and estimated profits in excess of billings represent unbilled receivables on costs incurred. The remaining amount of $1,760 represents a write-off against unbilled receivables for other projects nearing completion. In addition, $3,240 was set up as a reserve against a certain claim receivable from a supplier. Based upon an agreement with the supplier, the claim receivable will be offset against amounts due for future purchases from the supplier. Due to the uncertainty in securing new projects and the Company's ability to offset amounts due for future purchases, from the supplier, this amount was set up as a reserve against the claim receivable.

4.  OTHER INCOME (EXPENSE), NET
(In thousands)

	Three months ended July 31,		Nine months ended July 31,
	2001	2000	2001	2000
Interest income	$137	$155	$458	$480
Interest expense	(214)	(82)	(731)	(188)
Other income, net	83	111	250	345
Other income (expense), net	$6	$184	$(23)	$640

5.
INCOME TAXES

SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. As a result of prior years and the current nine-month period ended July 31, 2001 net operating losses, the Company has provided a valuation allowance on its deferred tax asset totaling approximately $7,300. This deferred tax asset represents potential tax benefits that maybe realized to offset against income taxes on earnings in future years. With substantial losses during the current nine-month period, the realization of such future tax benefits may be doubtful. Consequently, approximately $1,200 of the deferred tax asset from prior years was reversed from the income taxes for the current period.

6.
SEGMENT INFORMATION

    The Company is engaged in one industry segment: designing, engineering, manufacturing, and installation of custom curtainwall systems for the construction industry. The Company's systems are sold through long-term construction contracts to general contractors and owners of high-rise and special purpose buildings. The Company manages its business in three segments based on geographical location: North America, Pacific Rim and Europe. The accounting policies for each segment are the same as for the consolidated Company. Intersegment revenues consist of design and engineering performed by one segment for another. In consolidation, such intersegment revenues are offset against the receiving segment's cost of revenues. Segment profit or loss includes all items that comprise net income for the respective segments. Geographic financial information follows:

Segment Revenues and Profit (Loss)
(In thousands)

	Three months ended July 31,		Nine months ended July 31,
	2001	2000	2001	2000
Revenues
Revenues from external customers:
North America	$13,224	$11,312	$35,978	$24,016
Pacific Rim	2,092	9,070	17,373	23,417
Europe	3,239	—	7,481	—

Total revenues from external customers	$18,555	$20,382	$60,832	$47,433

Profit (loss):
North America	$(12,482)	$(297)	$(12,185)	$(974)
Pacific Rim	(3,335)	959	(2,744)	2,616
Europe	(627)	—	(246)	—

Profit (loss) for reportable segments	(16,444	662	(14,498)	1,642
Unallocated corporate expenses, net	(1,481)	—	(2,187)	—

Consolidated net (loss) income	$(17,925)	$662	$(16,685)	$1,642

Segment Assets
(In thousands)

    Segment assets are the total assets of the three geographical locations. Unallocated corporate assets consist primarily of cash and certificates of deposit.

	July 31 2001	October 31 2000
Assets
North America	$15,760	$17,074
Pacific	24,998	30,375
Europe	1,946	621

Total assets for reportable segments	42,704	48,070
Unallocated corporate assets
Cash and cash equivalents	4,750	7,750
Other Assets	213	789
Consolidated total assets	$47,667	$56,609

7.
LONG-TERM CONVERTIBLE DEBT
(In thousands except per share amount)

    The long-term debt consists of subordinated secured convertible debentures as follows:

		July 31 2001
Debentures		$2,500
Less: Discount on debentures	$1,710
Amortization of discount	(71)	(1,639)
Debentures, net of discount		$861

The debentures, which carry interest at 8 1/2% per annum, were issued in a private financing transaction to Dimensional Partners L.P. and Dimensional Partners Ltd. on June 11, 2001 and will mature on June 11, 2004. Interest is due and payable quarterly on the first day of the month beginning August 1, 2001. These debentures are convertible into shares of the Company's common stock at a conversion price of $3.50 per share, subject to dilution adjustment and may convert at $2.50 per share if annual earnings targets are not met. The holders of the note also received warrants to purchase a total of 389,916 shares of the Company's common stock, subject to adjustment as set forth in the warrants. The warrants carry an exercise price of $4.64 per share, and expire on June 11, 2006. The debentures are subordinated to certain present or future senior debt of the Company.

The value of the warrant and the beneficial conversion feature of the convertible debentures have resulted in a discount on the debentures of $1,710.

8.
COMMITMENTS AND CONTINGENCIES

    The Company is party to various legal actions that may have a material adverse effect on the Company. Due to the termination of several of its contracts during the quarter and subsequent to the end of the quarter, the Company is contingently liable to reimburse its surety, American International Group, Inc. (AIG), in accordance with the Agreement of Indemnity, for any losses or expenses the surety may incur. The liability owed under the agreement and or other contracts cannot be reasonably estimated at this point in time. The Company is working on reaching an agreement with AIG and the various parties to the contracts, and may face certain claims under the contracts. The Company is exploring its legal options to pursue claims against various parties related to the projects.

    In addition, due to the contract terminations, the Company has defaulted on its outstanding indebtedness to several of its banks as follows:

    On September 5, 2001, one of the US banks filed a complaint and application for expedited writ of possession in a Circuit Court against the Company. Under this lawsuit, this bank filed for a judgment against the Company in the amount of $4,232 plus interest and attorneys fees. This bank also obtained a writ of possession in order to take possession of its collateral consisting of equipment and inventory, and a restraining order against the Company prohibiting it from using the collateral. The Company is currently working with the bank and has reached an agreement with the bank to resolve the payment of the outstanding debt to allow the Company to release its inventory.

    On August 31, 2001, one of the banks in Hong Kong filed a statutory demand against Flour City Architectural Metals (Asia) Ltd., a wholly owned subsidiary of the Company, for payment of its outstanding debt in the amount of $2,818. Of the amount outstanding, $1,953 is collateralized by certain certificates of deposit held by the bank. This bank has fully exercised its rights to setoff against these certificates of deposit, in partial satisfaction of the outstanding debt. The remaining $865 of debt owed to this bank is secured by a deed of assignment of the outstanding billings on a certain project in Hong Kong. Flour City Architectural Metals (Asia) Ltd. executed this deed of assignment on August 17, 2001. The Company is currently working with the bank to resolve this matter.

    Another one of the banks in Hong Kong has served the Company a letter of demand requiring the Company to pay its outstanding debts in the amount of $1,914. As one of the conditions to providing security for this banking facility, the Company's Chairman and Chief Executive Officer has provided a personal guarantee dated June 27, 2001 in the amount of $769. On September 13, 2001, the bank filed a petition to wind up Flour City Architectural Metals (Asia) Ltd. in accordance with the laws of the Hong Kong Special Administrative Region and demanded payment of the outstanding debt. The Company is currently working with the bank to resolve this matter.

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

    Several of the Company's construction contracts in the United States, Asia and most recently, the United Kingdom have been terminated. The termination of the contracts, representing most of the Company's current projects, and related defaults on its surety bonds and its outstanding bank debts has subjected the Company to severe liquidity problems. The Company's ability to continue operations will depend on its ability to successfully obtain new financing, collect on existing account receivables and to return to profitable operations.

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

RESULTS OF OPERATIONS

    The Company has recognized substantial losses during the third quarter due primarily to the termination of multiple contracts in the United States, Asia and, most recently, the United Kingdom (see Note 3 of the Notes to the Condensed Financial Statements). The termination of the contracts and related defaults on its surety bonds and several of its outstanding bank debts have subjected the Company to severe liquidity problems.

Quarter Ended July 31, 2001 Compared to Quarter Ended July 31, 2000

    REVENUES: Revenues for the quarter ended July 31, 2001 was $18.6 million, a decrease of 9.0% or $1.8 million, from $20.4 million as reported in the quarter ended July 31, 2000. The net decrease in revenues is primarily due to the slow down in construction activities during the latter part of the quarter as a result of the termination of contracts, the subsequent default of the indemnity agreement with its surety, related defaults on outstanding indebtedness and shortage of working capital. Such decrease is partially offset by an increase in construction activities for several projects. Revenues in North America increased during the third quarter and reached $13.2 million, or an increase of 16.9% or $1.9 million from the same quarter last year. The increase is attributable to the increase in construction activities for several contracts prior to their subsequent termination. Pacific Rim revenues in the third quarter of this year totaled $2.1 million, a decrease of 76.9% as compared to $9.1 million in the same quarter last year. The decrease in Pacific Rim revenues is primarily due to suspension of construction activities for projects in Hong Kong and China and the decrease in activities for certain projects in the Philippines, Hong Kong and China that are near completion. The European operations started generating revenues during the first quarter of 2001 and the revenues from such operations for the quarter ended July 31, 2001 amounted to $3.2 million.

    GROSS MARGIN: Gross margin for the quarter ended July 31, 2001, was $0.3 million, or 1.4% of revenue, compared to $3.2 million, or 15.5% of revenue, for the same quarter in the prior year. The decrease in gross margin is primarily due to the deterioration of margins as a result of the recognition of additional costs caused by the suspension and termination of certain contracts. Gross margin in North America was 15.2% as compared to 8.9% for the same quarter last year. Gross margin in the Pacific Rim was (120.7%) as compared to 23.6% for the same quarter last year. This decrease is primarily due to the deterioration of margin and the recognition of additional costs as a result the suspension of projects in Hong Kong and China. Gross margin for Europe for the quarter ended July 31, 2001 was 23.5%.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the quarter ended July 31, 2001 totaled $2.8 million, or 15.3% of revenues, compared to $2.5 million, or 12.7% of revenues, for the same quarter last year. The increase is primarily attributable to the increase in costs incurred to support the growth of revenues during the current year.

Selling, general and administrative expenses in North America, the Pacific Rim and Europe in the third quarter of fiscal year 2001 were $1.2 million, $0.8 million, and $0.3 million, respectively. During the third quarter of last year, selling, general and administrative expenses in North America and Pacific Rim were both the same at $0.9 million. Unallocated corporate selling, general and administrative expenses totaled $0.6 million for the same quarter in both current and prior years.

WRITE-OFF OF BILLED AND UNBILLED, AND CLAIM RECEIVABLES: The write-off of billed and unbilled, and claim receivables for the quarter ended July 31, 2001 totaled $14.5 million. This amount is attributable to the termination of contracts in the United States, Asia and the United Kingdom during and subsequent to the end of the quarter. The Company has written-off certain project costs incurred and estimated earnings for each of the terminated projects that may not be recovered as such cost were unbilled as of the end of the quarter, in accordance with the terms of the contract. Such unbilled receivables are classified as Costs and Estimated Profits in Excess of Billings on the Company's financial statements. The amount of billed and unbilled receivables written-off on terminated contracts amounted to $8.7 million, while the amount of billed and unbilled receivables written off on active or nearly completed projects amounted to $2.6 million. In addition, a reserve of $3.2 million has been set up in relation to a certain claims receivable from a major supplier on one of the projects because of the uncertainty of securing new projects and the ability to offset future purchases from that supplier.

RESULTS OF OPERATIONS

Nine Months Ended July 31, 2001 Compared to Nine Months Ended July 31, 2000

    REVENUES: Revenues for the nine-month period ended July 31, 2001 increased to $60.8 million, an increase of 28.2% or $13.4 million, from $47.3 million as reported in the same period last year. The increase is primarily the result of increased project activities in the three geographical regions.

Revenues in North America increased during the nine-month period to $36.0 million, or an increase of 49.8% or $12.0 million from the same period last year. The increase is primarily attributable to an increase in construction activities for several projects prior to their subsequent termination. Pacific Rim revenues in the nine-month period of this year totaled $17.4 million, a decrease of 25.8% compared to $23.4 million in the same period last year. The decrease is primarily due to the suspensions of construction activities for the projects in Hong Kong and China and the decrease in activities for certain projects in the Philippines, Hong Kong and China that are near completion. The European operations started generating revenues during the first quarter of 2001, and the revenues for the nine months ended July 31, 2001 amounted to $7.5 million.

    GROSS MARGIN: Gross margin for the nine-month period ended July 31, 2001, was $7.8 million, or 12.8% of revenues, compared to $8.8 million, or 18.7% of revenue, for the same period last year. The decrease in gross margin is primarily due to the deterioration of margins due to the recognition of additional costs caused by the suspension and termination of certain contracts.

    Gross margin in North America was 15.7% for the nine-month period ended July 31, 2001 as compared to 10.0% for the same period last year. Gross margin in the Pacific Rim was 1.8% as compared to 27.5% for the same period last year. This decrease is primarily due to the decrease in margin as a result of the recognition of additional costs caused by the suspension of construction activities for certain projects in Hong Kong and China. Gross margin for Europe for the nine months ended July 31, 2001 was 24.4%.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the nine-month period ended July 31, 2001 totaled $8.8 million, or 14.4% of revenues, compared to $7.0 million, or 14.8% of revenues, for the same period last year. The increase of $1.8 million or 25.6% is attributable to and in support of the 28.2% increase in revenue as the Company continued to build its infrastructure in anticipation of future growth.

    Selling, general and administrative expenses in North America, Pacific Rim and Europe for the nine- month period ended July 31, 2001 were $3.6 million, $2.8 million, and $0.8 million, respectively. During the same period last year, selling, general and administrative expenses in North America and Pacific Rim were $2.5 million, and $2.8 million, respectively. Unallocated Corporate selling, general and administrative expenses totaled $1.6 million for the nine months in both the current and prior years.

    BACKLOG. The Company's backlog totaled $34.8 million at July 31, 2001, of which, $6.7 million was from North America, $17.9 million from Pacific Rim, and $10.2 million from Europe. Bids outstanding at July 31, 2001 totaled $247.3 million, of which $14.5 million was in North America, $163.0 million was in Pacific Rim, and $69.8 million was in Europe.

LIQUIDITY AND CAPITAL RESOURCES

    The Company manages its liquidity through the allocation of working capital among North American, Pacific Rim and European operations as needed and through the use of import loans and bank loans that are secured by restricted cash, equipment, inventory and accounts receivable. The Company attempts to structure payment arrangements with its customers to match costs incurred under projects. To the extent the Company is not able to match payments with costs, it relies on its cash reserves and its credit facilities to meet its working capital needs.

    On June 11, 2001, the Company completed the sale of $2.5 million in principal amount of 8 1/2% Subordinated Secured Convertible Debentures. The proceeds of the sale of the debentures were used to increase the Company's working capital. However, due to the termination of several of its contracts and the subsequent default of the Agreement of Indemnity with its surety, AIG, and the default of the lines of credit with various banks, the Company has encountered severe liquidity problems which impair its ability to meet its current operating needs. Until recently, the surety has been providing working capital to the Company in accordance with its agreement with the Company. In addition, one of the US banks has provided temporary working capital funds to finance part of the Company's working capital needs. The Company is continuing to negotiate with its surety to provide funding for the bonded projects. Presently, the Company has no available working capital. It is uncertain as to whether the bank and the surety will continue to provide coverage of the Company's payroll and other working capital requirements.

    In order to remedy the Company's liquidity problem, additional working capital and cash to finance existing construction projects will be required. Failure to obtain such financing will have a material adverse effect on the Company and may force the Company to cease operations. Management is currently working with various banks and investment bankers to obtain such financing.

    OPERATING ACTIVITIES.  The Company used $7.9 million in cash in operating activities for the quarter ended July 31, 2001, compared to $3.3 million for the same quarter of last year. Construction projects typically result in cash in-flows being less than cash outflows until units are installed on the building, which can be as long as twelve months from the beginning of the project. Cash flow from operating losses was partly offset by funds from a decrease in accounts receivable of $1.4 million, a decrease in restricted cash of $2.9 million and an increase in accounts payable of $3.8 million.

    INVESTING ACTIVITIES.  Capital expenditures amounted to $0.3 million of cash during the nine months ended July 31, 2001, compared to $1.6 million in the same period last year.

    FINANCING ACTIVITIES.  The Company increased borrowings under its lines of credit by $4.1 million during the nine months ended July 31, 2001 compared to $3.4 million during the same period last year. The Company completed the sale of $2.5 million in principal amount of 8 1/2% Subordinated Secured Convertible Debentures. Minority interest in the equity of the Company's joint venture increased by $0.01 million as compared to an increase of $1.1 million during the same period last year.

    EFFECT OF EXCHANGE RATES.  The effect of exchange rates primarily on intercompany receivables caused an increase to other comprehensive loss of $0.1 million. Exchange rate fluctuations were not a material contributor to cash flows during the quarter ended July 31, 2001.

    GENERAL.  The Company attempts to structure payment arrangements with its customers to match costs incurred under projects. To the extent the Company is not able to match costs, it relies on its cash reserves and its credit facility to meet its working capital needs. As of July 31, 2001 and 2000, the Company had working capital of $7.6 million and $19.6 million, respectively. Presently, for the reasons noted earlier, the Company has no available working capital.

    CONTINGENCIES.  Due to the termination of several of its contracts during the quarter and subsequent to the end of the quarter, the Company is contingently liable to its surety, in accordance with the Agreement of Indemnity, to reimburse the surety for losses on expenses it may incur. Such amounts cannot be reasonably estimated at this point. In addition, due to the contract terminations, the Company has defaulted on all of its outstanding indebtedness to several banks, as more fully described in Note 8 to the Condensed Consolidated Financial Statements.

See Note 8 to the Condensed Consolidated Financial Statements for a discussion of environmental liabilities and loss contingency established for a lawsuit.

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

  •
  The Company's ability to continue operations will depend on its ability to successfully obtain new financing, collect on existing account receivables and to return to profitable operations;

  •
  The impact of the terminated contracts on the ability of the Company to replace or obtain new contracts;

  •
  The ability to meet certain contingent liabilities with its surety, the amount of which cannot be reasonably estimated at this time;

  •
  The risk that the Company may face significant costs or penalties in connection with terminated contracts;

  •
  Downturns in one or more segments of the construction industry;

  •
  Changes in economic conditions;

  •
  The failure of project owners to obtain adequate construction financing;

  •
  The failure of project general contractors to schedule other trades in a manner most efficient for the Company;

  •
  The Company's failure to obtain or delays in awards of major projects;

  •
  The cancellation or delay of major projects, including cancellations or delays caused by job-site labor problems and jurisdictional disputes;

  •
  The Company's failure to timely replace projects that have been completed or are nearing completion; and

  •
  Dependence on large projects, the delay or abandonment of which could adversely affect the Company.

    Any of these factors could cause the Company's results of operations to fluctuate significantly from period to period, including on a quarterly basis. In addition, some of these factors may cause the Company to cease operations or otherwise have a material adverse effect on the Company's business, financial condition and results of operation for any period.

    FOREIGN EXCHANGE RISKS. The Company generally attempts to mitigate foreign exchange risk by entering into contracts providing for payment in United States dollars instead of the local currency wherever possible. Nonetheless, local currency must be used to pay for local labor, raw materials or other local country costs of operations. The Company currently has contracts denominated in the Hong Kong dollar, Thai baht, British pound and Philippine peso. Future contracts may be denominated in the currency of other countries. The Company maintains cash, short-term debt (based on floating interest rates), accounts receivable, and accounts payable in several currencies. The functional currencies in which those accounts are maintained match the functional currencies of construction contracts in process. Accounts are also maintained in United States dollars in certain countries in which the Company operates. The following table shows the July 31, 2001, United States dollar translated balances of selected non-US dollar denominated current accounts by the currency in which they are maintained:

(In Millions) At July 31, 2001	Hong Kong Dollars	Thai Baht	British Pounds	Philippine Peso
Cash and restricted cash	$1.32	$—	$—	$—
Short-term debt	3.93	—	—	1.22
Accounts payable and accrued expenses	5.65	.03	.59	.91
US dollar exchange rate at July 31, 2001	7.79	35.39	1.43	52.08

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

    The Company generally attempts to contract to secure compensation for devaluation of local currencies relative to the United States dollar. In these instances, although the Company may incur translation losses, the Company seeks to offset such losses by increases in the amount of local currency payable to the Company under contract so as to approximate the original United States dollar equivalent value of the contract. The Company may not be successful in negotiating contracts with terms that maintain a United States dollar equivalency. As of July 31, 2001 the Company's backlog of non-US dollar based contracts totaled approximately $12.3 million as compared to $63.0 million as of July 31, 2000. There are no contract provisions to ensure compensation for devaluation of local currency relative to the United States dollar. Exchange rate fluctuations in local currency denominated contracts that do not have a United States dollar equivalency, and in exchange rates in general, could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

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

    FIXED PRICE CONTRACTS. Most of the Company's $34.8 million backlog at July 31, 2001 consisted of projects being performed on a fixed price basis. In bidding on projects, the Company estimates its costs, including projected increases in costs of labor, material and services. Despite these estimates, costs and gross profit realized on a fixed price contract may vary from estimated amounts because of unforeseen conditions or changes in job conditions, variations in labor and equipment productivity over the terms of contracts, higher than expected increases in labor or material costs and other factors. These variations could have a material adverse effect on the Company's business, financial condition and results of operations for any period.

    VARIATIONS IN BACKLOG; DEPENDENCE ON LARGE CONTRACTS. The receipt, or loss, of individual contracts can significantly affect the Company's backlog. During the third quarter, the

Company lost several contracts, resulting in substantial decrease of backlog. The Company's future business and results of operations will be adversely affected if it is unable to replace significant contracts when lost or completed, or if it otherwise fails to maintain a sufficient level of backlog. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations".

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of July 31, 2001 and October 31, 2000, the Company had no holdings of commodity-based instruments, long-term debt instruments, forward contracts, futures contracts, firmly committed foreign sales contracts, interest rate swaps, currency swaps, or other items in the nature of derivative financial instruments. The Company maintains cash, short-term debt (based on floating interest rates), accounts receivable, and accounts payable in several currencies. For a discussion of foreign exchange risks, see "Factors That May Affect Future Results" in Management's Discussion and Analysis of Financial Conditions and Results of Operations, in Item 2 of this report.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to several legal proceedings due to its default with its bank financing arrangements and its surety as discussed above in Note 8 of the Condensed Consolidated Financial Statements.

Item 2.  Changes in Securities and Use of Proceeds.

On June 11, 2001, the Company completed a $2.5 million subordinated secured convertible debenture financing with New York-based Dimensional Partners L.P. and Dimensional Partners Ltd. (the "Purchasers"). The funds were to be used as working capital, including to financing the Company's project backlog. Under the terms of the debenture, the Company will pay interest at 8 1/2 percent per annum on the notes which mature June 11, 2004. The Purchasers shall have the right at anytime to convert the principal amount of the notes into shares of the Company's common stock at a conversion price of $3.50 per share, subject to dilution adjustment and adjustment if annual earnings targets are not met. The Purchasers also received warrants to purchase 389,916 shares of the Company's common stock, subject to adjustment as set forth in the warrants. The exercise price of the warrants is $4.64 per share, and will expire on June 11, 2006. In addition, the Company agreed to register the shares of Company common stock issuable upon conversion of the notes and exercise of the warrants and to file a registration statement with the Securities and Exchange Commission registering the shares within 90 days of the closing of the transaction. The Company did not make this filing and is working with the Purchasers to extend the time to file this registration statement.

ITEM 3.  Defaults Upon Senior Securities in Excess of 5% of Total Assets.

    On September 5, 2001, one of the US banks filed a complaint and application for expedited writ of possession in a Circuit Court against the Company. Under this lawsuit, this bank filed for a judgment against the Company in the amount of $4,232 plus interest and attorneys fees. This bank also obtained a writ of possession in order to take possession of its collateral consisting of equipment and inventory, and a restraining order against the Company prohibiting it from using the collateral. The Company is currently working with the bank and has reached an agreement with the bank to resolve the payment of the outstanding debt to allow the Company to release its inventory.

On August 31, 2001, one of the banks in Hong Kong filed a statutory demand against Flour City Architectural Metals (Asia) Ltd., a wholly owned subsidiary of the Company, for payment of its outstanding debt in the amount of $2,818. Of the amount outstanding, $1,953 is collateralized by certain certificates of deposit held by the bank. This bank has fully exercised its rights to setoff against these certificates of deposit, in partial satisfaction of the outstanding debt. The remaining $865 of debt owed to this bank is secured by a deed of assignment of the outstanding billings on a certain project in Hong Kong. Flour City Architectural Metals (Asia) Ltd. executed this deed of assignment on August 17, 2001, to resolve this matter.

    Another one of the banks in Hong Kong has served the Company a letter of demand requiring the Company to pay its outstanding debts in the amount of $1,914. As one of the conditions to providing security for this banking facility, the Company's Chairman and Chief Executive Officer has provided a personal guarantee dated June 27, 2001 in the amount of $769. On September 13, 2001, the bank filed a petition to wind up Flour City Architectural Metals (Asia) Ltd. in accordance with the laws of the Hong Kong Special Administrative Region and demanded payment of the outstanding debt. The Company is currently working with the bank to resolve this matter.

    Under the covenants of the long-term convertible debt, the Company is in default of certain provisions. The debentures totaling $2,500, which carry interest at 8 1/2% per annum, were issued on

June 11, 2001 and will mature on June 11, 2004. Interest is due and payable quarterly on the first day of the month beginning August 1, 2001. These debentures are convertible into shares of the Company's common stock at a conversion price of $3.50 per share, subject to dilution adjustment and may convert at $2.50 per share if annual earnings targets are not met. The holders of the note also received warrants to purchase a total of 389,916 shares of the Company's common stock, subject to adjustment as set forth in the warrants. The warrants carry an exercise price of $4.64 per share, and expire on June 11, 2006. The debentures are subordinated to certain present or future senior debt of the Company. In addition, the Company agreed to register the shares of Company common stock issuable upon conversion of the notes and exercise of the warrants and to file a registration statement with the Securities and Exchange Commission registering the shares within 90 days of the closing of the transaction. The Company did not make this filing and is working with the Purchasers to extend the time to file this registration statement.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBIT

Agreement of Indemnity with AIG

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of October 2001.

FLOUR CITY INTERNATIONAL, INC.
/s/ JOHN W. TANG John W. Tang President and Chief Executive Officer
/s/ JOHNSON K. FONG Johnson K. Fong Chief Financial Officer

QuickLinks

FORM 10-Q
FLOUR CITY INTERNATIONAL, INC. INDEX
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds.
ITEM 3. Defaults Upon Senior Securities in Excess of 5% of Total Assets.
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES